Form 10QSB
period 1997-09-28
HOTEL DISCOVERY INC
filed 1997-12-19
CIK 1044738

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB




[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 1997

[  ]  Transition report under Section 13 or 15(d) of the Exchange Act
      For the transition period from ____________________ to _________________

Commission file number 000-23243




                             HOTEL DISCOVERY, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)



        Minnesota                                      31-1487885
(State or other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)

              7701 France Avenue South, Suite 217, Edina, MN 55435
                    (Address of Principal Executive Offices)
                                 (612) 841-6363
                (Issuer's Telephone Number, Including Area Code)



(Former Name, Former Address and Former Fiscal Year, If Changed Since Last
Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   ___    No   X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At December 16, 1997 there were 7,900,189 shares of common stock, $.01 par value, outstanding.

                             HOTEL DISCOVERY, INC.
                               Form 10-QSB Index
                               September 28, 1997



                                                                                                     Page Number

 Part I:       Financial Information

 Item 1.       Financial Statements

               Condensed Balance Sheets -                                                            3
                 September 28, 1997 and December 29, 1996

               Condensed Statements of Operations -                                                  4
                 For the thirteen weeks ended September 28, 1997 and
                 September 29, 1996, and the thirty-nine weeks ended
                 September 28, 1997 and September 29, 1996

               Condensed Statements of Cash Flows -                                                  5
                 For the thirty-nine weeks ended September 28, 1997 and
                 September 29, 1996

               Notes to Condensed Financial Statements                                               6

 Item 2.       Management's Discussion and Analysis of Financial                                     8
               Condition and Results of Operations

 Part II:      Other Information                                                                     11

 Item 6.       Exhibits and Reports on Form 8-K


                             HOTEL DISCOVERY, INC.
                            CONDENSED BALANCE SHEETS


                                                            September 28,   December 29,
                          ASSETS                               1997            1996
                                                            --------------  ------------
                                                            (Unaudited)
CURRENT ASSETS:
  Cash                                                      $267,018         $2,707,561
  Inventories                                                132,364            138,757
  Other current assets                                       179,586             91,575
                                                          ----------       ------------
     Total current assets                                    578,968          2,937,893
                                                          ----------       ------------

PROPERTY AND EQUIPMENT
  Building and leasehold improvements                      3,097,268          3,353,182
  Equipment and fixtures                                   2,265,206            902,334
                                                          ----------       ------------
                                                           5,362,474          4,255,516
  Less: accumulated depreciation                            (464,000)           (25,000)
                                                          ----------       ------------
     Total property and equipment, net                     4,898,474          4,230,516
                                                          ----------       ------------

OTHER ASSETS                                                  89,995             51,841
                                                          ----------       ------------

                                                          $5,567,437        $7,220,250
                                                          ===========      ============

          LIABILITIES AND SHAREHOLDERS'  EQUITY
CURRENT LIABILITIES:
  Short-term notes payable                                  $400,000         $2,500,000
  Accounts payable                                         1,089,659            803,885
  Accrued expenses                                            49,634            538,637
  Salaries and wages payable                                  68,162            174,882
  Advances payable to principal shareholder                  525,110            447,787
  Current portion of long-term debt                           69,420             69,420
                                                          ----------       ------------
     TOTAL CURRENT LIABILITIES                             2,201,985          4,534,611
LONG-TERM DEBT, LESS CURRENT PORTION                         878,515            924,795
CONVERTIBLE PROMISSORY NOTES PAYABLE                         150,000            150,000
                                                          ----------       ------------
     Total liabilities                                     3,230,500          5,609,406
                                                          ----------       ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares
   authorized 5,399,289 and 3,945,400 shares                  53,992             39,454
   issued and outstanding
  Additional paid-in capital                               8,948,291          5,013,126
  Less: common stock subscribed                             (600,000)                 0
  Accumulated deficit                                     (6,065,346)        (3,441,736)
                                                          ----------       ------------
     Total shareholders' equity                            2,336,937          1,610,844
                                                          ----------       ------------

     Total liabilities and shareholders' equity           $5,567,437         $7,220,250
                                                         ===========       ============

           See accompanying notes to condensed financial statements.

                            HOTEL DISCOVERY, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                      Thirteen weeks ended                       Thirty-nine weeks ended
                                             ------------------------------------          ------------------------------------
                                             September  28,         September 29,          September  28,          September 29,
                                                 1997                    1996                    1997                  1996
                                             ------------------------------------          -------------------------------------

NET SALES                                       $839,171                       $0           $2,703,735                        $0
                                             ------------------------------------          -------------------------------------

Costs and expenses:
  Food,beverage and retail costs                 252,820                        0              864,935                         0
  Labor and benefits                             332,173                        0            1,368,475                         0
  Restaurant operating expenses                  235,047                        0              837,102                         0
  Depreciation and amortization                  164,000                        0              439,000                         0
  Selling, general and administrative expenses   455,364                   44,254            1,220,937                    88,376
  Pre-opening and development costs              306,755                  522,767              496,178                   936,656
                                             ------------------------------------          -------------------------------------
         Total costs and expenses              1,746,159                  567,021            5,226,627                 1,025,032
                                             ------------------------------------          -------------------------------------

LOSS FROM OPERATIONS                            (906,988)                (567,021)          (2,522,892)               (1,025,032)
                                             ------------------------------------          -------------------------------------
OTHER INCOME (EXPENSE)
  Interest expenses                              (50,259)                       0             (142,762)                        0
  Interest income                                 15,328                    4,343               42,044                    15,293
                                             ------------------------------------          -------------------------------------
         Total other income (expense)            (34,931)                   4,343             (100,718)                   15,293
                                             ------------------------------------          -------------------------------------

         Net loss                              ($941,919)               ($562,678)         ($2,623,610)               (1,009,739)
                                             ====================================          =====================================
Shares used in per share calculation           5,652,969                4,286,100            5,260,942                 4,286,100
                                             ====================================          =====================================

Net loss per share                                ($0.17)                  ($0.13)              ($0.50)                   ($0.24)
                                             ====================================          =====================================






          See accompanying notes to condensed financial statements.

                            HOTEL DISCOVERY, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
  FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996
                                 (UNAUDITED)


                                                                      1997            1996
                                                                     ------          ------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           ($2,623,610)      ($1,009,739)
  Adjustments to reconcile net loss to
    cash flows from operating activities:
    Depreciation                                                         439,000                 0
  Changes in operating assets and liabilities:
     Inventories                                                           6,393                 0
     Prepaid expenses and other current assets                           (88,011)           19,316
     Other assets                                                        (38,154)           (1,321)
     Accounts payable                                                    285,774           326,633
     Other current liabilities                                          (595,723)           65,000
                                                              ------------------     -------------
      Cash flows from operating activities                            (2,614,331)         (600,111)
                                                              ------------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                 (1,106,958)       (1,900,785)
  Payment for organization costs                                               0              (165)
                                                              ------------------     -------------
      Cash flows from investing activities                            (1,106,958)       (1,900,950)
                                                              ------------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances (payments to) from shareholder                                 77,323          (484,267)
  Net increase (decrease) in short-term notes payable                 (2,100,000)        1,500,000
  Issuance of convertible notes payable                                        0           150,000
  Proceeds from issuance of equity                                     3,259,703                 0
  Principal repayments on bank note                                      (46,280)                0
  Payments received on stock subscriptions                                90,000           944,500
                                                              ------------------     -------------
      Cash flows from financing activities                             1,280,746         2,110,233
                                                              ------------------     -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (2,440,543)         (390,828)

 CASH AND CASH EQUIVALENTS, BEGINNING                                  2,707,561           448,100
                                                              ------------------     -------------

 CASH AND CASH EQUIVALENTS, ENDING                                      $267,018           $57,272
                                                              ==================     =============

SUPPLEMENTAL CASH FLOWS INFORMATION:
  Cash paid for interest                                                 $50,259                $0
  Cash paid for income taxes                                                  $0                $0




         See accompanying notes to condensed financial statements.

                             HOTEL DISCOVERY, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 28, 1997
                                  (UNAUDITED)

(1) GENERAL

        The business of Hotel Discovery, Inc. (the "Company") is to develop, own and operate theme restaurants with a retail component designed to appeal to the upscale casual dining market. The Company opened its first restaurant in the Kenwood Shopping Center in Cincinnati, Ohio on December 19, 1996, and a second restaurant to be located at the Mall of America in Bloomington, Minnesota is under development.

On November 13, 1996, the Company was reorganized after Hotel Mexico, Inc. was incorporated in the state of Ohio and became the owner of Hotel Mexico, Inc.-predecessor and all the net assets of Kenwood Restaurant Limited Partnership. The result of the reorganization is that the owners of Hotel Mexico, Inc.-predecessor and the Partnership became the owners of all the outstanding stock of Hotel Mexico, Inc.-successor. In August 1997, the Company reincorporated in the State of Minnesota, and changed its name from Hotel Mexico, Inc. to Hotel Discovery, Inc. The reincorporation and reorganization have been reflected retroactively and all share and per share amounts have been adjusted.

(2) BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent registration statement dated November 3, 1997. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the thirteen and thirty-nine weeks ended September 28, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 1997.

     The Company has adopted a 52/53 week accounting period ending on the Sunday nearest December 31 of each year.

(3) INITIAL PUBLIC STOCK OFFERING

     During November 1997, the Company sold, in an initial public offering, 2,500,000 units at an offering price of $5.00 per Unit. Each Unit consists of one share of Common Stock and one Redeemable Class A Warrant. The Company received net proceeds of approximately $11.2 million after the payment of approximately $1.3 million in related underwriting discount and offering costs.

                             HOTEL DISCOVERY, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 28, 1997
                                  (UNAUDITED)

(4) INCOME (LOSS) PER COMMON SHARE

     Income (loss) per common share is usually based on the weighted average number of common shares outstanding during each period. However, pursuant to certain rules of the Securities and Exchange Commission, the calculation also includes equity securities, including options and warrants, issued within one year of an initial public offering with an issue price less than the initial public offering price, even if the effect is anti-dilutive. The treasury stock approach was used in determining the dilutive effect of such issuances. Common stock equivalents (other than those issued within one year of an initial public offering with an issue price less than the initial public offering price) including options and warrants are assumed to be exercised or converted into common shares at the beginning of each period unless the aggregate effect of such inclusion is anti-dilative. Primary and fully diluted income (loss) per share are the same.

     The Company will adopt in the fiscal year ending December 28, 1997, Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS No. 128), which was issued in February 1997. SFAS No. 128 requires disclosures of basic earnings per share (EPS) and diluted EPS, which replaces the existing primary EPS and fully diluted EPS, as defined by APB No. 15. Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the year. Dilative EPS is computed similar to EPS as previously reported provided that, when applying the treasury stock method to common equivalent shares, the Company must use its average share price for the period rather than the more dilative greater of the average share price or end-of-period share price required by APB No. 15.

(5) INCOME TAXES

     The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", under which deferred income tax assets and liabilities are recognized for the differences between financial and income tax reporting basis of assets and liabilities based on currently enacted rates and laws. The Company has incurred cumulative net operating losses for both financial reporting and income tax purposes. The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits given the Company's limited operating history.

                            HOTEL DISCOVERY, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (UNAUDITED)




        The following discussion should be read in connection with the Company's condensed financial statements and related notes thereto included in this quarterly report for the period ended September 28, 1997 and the Company's registration statement dated November 3, 1997.


OVERVIEW

        The Company was formed in January 1994 as an Ohio corporation to develop, own and operate upscale, casual theme restaurants under the name "Hotel Discovery." The Company opened its first restaurant in the Kenwood Shopping Center in Cincinnati, Ohio in December 1996. The Company is presently developing and constructing a unit in the Mall of America in Bloomington, Minnesota.

        Future revenue and profits, if any, will depend upon various factors, including market acceptance of the Hotel Discovery concept, the quality of the restaurant operations, the ability to expand to multi-unit locations and general economic conditions. The Company's present sources of revenues are limited to its existing unit. There can be no assurances the Company will successfully implement its expansion plans, in which case it will continue to be dependent on the revenues from the existing unit. The Company also faces all of the risks, expenses and difficulties frequently encountered in connection with the expansion and development of a new and expanding business. Furthermore, to the extent that the Company's expansion strategy is successful, it must manage the transition to multiple site operations, higher volume operations, the control of overhead expenses and the addition of necessary personnel. The successful implementation of the Company's growth strategy is contingent upon the satisfaction of various conditions and the occurrence of certain events, including increased competition, many of which are beyond the control of the Company. Based on the Company's limited history, a comparison of results from period to period is not meaningful.

        The Company has a adopted a 52/53 week accounting period ending on the Sunday nearest December 31 of each year.


RESULTS OF OPERATIONS

        The Company had no revenues or operations during the period from January 13, 1994 (Inception) to December 19, 1996 (the opening of the Kenwood
Unit). Accordingly, comparisons to periods prior to December 19, 1996 are not meaningful.


REVENUES

        The Kenwood Unit opened in December 1996. The Company had revenues of $839,171 and $2,703,735 for the 13 weeks and 39 weeks ended September 28, 1997, respectively. In August 1997, the Company began retail sales at the Kenwood Unit. Prior to that time the Company had no retail operations.

                            HOTEL DISCOVERY, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (UNAUDITED)





COSTS AND EXPENSES

For the 39 weeks ended September 28, 1997 and September 29, 1996, the Company had a net loss of $2,623,610 and $1,009,739, respectively, compared with a net loss of $941,919 and $562,678 for the 13 weeks ended September 28, 1997 and September 29, 1996, respectively. The net losses are largely attributable to concept development and pre-opening costs totaling $936,656 and $522,767 for the 39 weeks and 13 weeks ended September 28, 1996 respectively and to additional expenses incurred as the Company increased its corporate overhead structure for the development of additional locations supported by revenues from a single operating unit. In addition, the Company incurred pre-opening and development costs of $496,178 and $306,755 for the 39 weeks and 13 weeks ended September 28, 1997, respectively. On February 1, 1997 and August 1, 1997, the Company entered into employment agreements with two executive officers requiring the payment of annual compensation of $200,000 per year for each executive officer. These employment agreements, and the continued increases in the Company's corporate overhead, will impact general and administrative expenses on an ongoing basis.


OPERATING RESULTS OF THE KENWOOD UNIT

        During the 39 weeks ended September 28, 1997, food and beverage costs were $864,935 or 32.0% of sales compared with $252,820 or 30.1% of sales for the 13 weeks ended September 28, 1997. The improvement in food and beverage costs as a percentage of sales is due primarily to improved operating efficiencies.

Labor, benefits and other direct restaurant operating expenses were $2,205,577 or 81.6% of sales during the 39 weeks ended September 28, 1997 compared to $567,220 or 67.6% of sales during the 13 weeks ended September 28, 1997. This improvement in restaurant operating expenses as a percentage of sales is due primarily to increased sales.

        Although no assurances can be given, management believes that the Kenwood Unit's current level of sales, trained workforce and general operation will continue to improve unit level performance in future periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company has met its capital and operating requirements through revenues from operations, the sale of Common Stock to and borrowings from its founder, bank borrowings, the private placement of Common Stock and the sale of Common Stock and Warrants to the public in November 1997. The Company's initial public offering, which closed in November 1997, raised net proceeds of approximately $11.2 million

        From November 1996 to July 1997, the Company completed private placements of an aggregate of 2,392,889 shares of Common Stock at $3.00 per share. The net proceeds were approximately $5.9 million. Such proceeds have been used for new and additional features for the Kenwood Unit, repayment of indebtedness, working capital and preliminary development costs of the planned Mall of America Unit.

                            HOTEL DISCOVERY, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (UNAUDITED)


Since inception, the Company's principal capital requirements have been the funding of (i) the development of the Company and the Hotel Discovery concept,
(ii) the construction of the Kenwood Unit and the acquisition of furniture, fixtures and equipment therein and (iii) the preliminary development costs of the Mall of America Unit. When completed, the Company estimates that capital expenditures for the Mall of America Unit will approximate $4.5 million, net of landlord contributions of $1.6 million. The Mall of America Unit is expected to be completed and opened in the second quarter of 1998. As of September
28, 1997, the costs incurred to date for the Mall of America Unit were $69,000.

        Based on projected cash generated from operations and net proceeds from the initial public offering, the Company believes it will have sufficient resources to fund operations and proposed capital expenditures during the next twelve months.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are "forward-looking" under the Federal Private Securities Litigation Reform Act of 1995. A number of important factors could individually or in aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors included, but are not limited to, the following: competition in the upscale casual dining market; additional market acceptance of the Company's concept; consumer spending trends and habits; weather conditions in the regions in which the Company develops and operates restaurants; costs and risks of construction including work stoppage, and availability of new suitable locations; and laws and regulations affecting labor and employee benefit costs. For further information regarding these and other factors, see the Company's registration statement dated November 3, 1997 related to the offering of Common Stock and Warrants.

PART II:   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           (a)      Exhibit 27- Financial Data Schedule


           (b)      Reports on Form 8-K

                    No reports on Form 8-K were filed during the quarterly period ended September 28, 1997.





SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Hotel Discovery, Inc.
                               Registrant


                               /s/ Stephen D. King
                               -------------------------------------
                               Stephen D. King
                               Chairman of the Board and Chief Executive Officer

                               /s/ Ronald K. Fuller
                               -------------------------------------
                               Ronald K. Fuller, Chief Operating Officer and Director (Chief Financial and Chief Accounting Officer)





Date: December 18, 1997