Form 10KSB
period 1997-12-28
HOTEL DISCOVERY INC
filed 1998-03-30
CIK 1044738

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                 FORM 10-KSB

(Mark One)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 28, 1997
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from         to
                                                 -------    -------

                                    Commission file number 0-23243
--------------------------------------------------------------------------------
                            HOTEL DISCOVERY, INC.
               (Name of Small Business Issuer in its Charter)
                 MINNESOTA                            31-1487885
   (State or Other Jurisdiction of                    (I.R.S. Employer
   Incorporation or Organization)                     Indentification No.)

     4801 W. 81ST STREET, SUITE 112                       55437
        BLOOMINGTON, MN   55437                       (Zip Code)
   (Address of principal executive offices)

                                612-837-9917
              (Issuer's telephone number, including area code)

       Securities Registered Under Section 12(b) of the Exchange Act:
                                    NONE

       Securities Registered Under Section 12(g) of the Exchange Act:
                        COMMON STOCK, PAR VALUE $.01
                   CLASS A WARRANTS TO PURCHASE ONE SHARE
                               OF COMMON STOCK
                        UNITS, CONSISTING OF ONE SHARE
                   OF COMMON STOCK AND ONE CLASS A WARRANT
                            (Title of each class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer had total revenues of $3,546,695 for its fiscal year ended December 28, 1997.

As of March 20, 1998, the aggregate market value of the voting and non-voting common equity held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers and directors are "affiliates" of the Issuer) of the Issuer was $24,734,987 based upon the last reported sale price in the Nasdaq SmallCap Market on March 20, 1998 of $3 1/2 per share.

As of December 28, 1997, the number of shares outstanding of the Issuer's Common Stock was 8,000,189.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Issuer's Proxy Statement for the Annual Meeting of
Shareholders scheduled to be held on May 21, 1998 are incorporated by reference in Part III hereof.


                           FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in the following pages, particularly regarding estimates of the number and locations of new restaurants that the Company intends to open during fiscal 1998 and 1999, constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. Forward-looking statements involve a number of risks and uncertainties, and, in addition to the factors discussed in this Form 10-KSB, among the other factors that could cause actual results to differ materially are the following: the Company's ability to identify and secure suitable locations on acceptable terms, obtain additional capital necessary for expansion on acceptable terms, open new restaurants in a timely manner, hire and train additional restaurant personnel and integrate new restaurants into its operations; the continued implementation of the Company's strict business discipline over a growing restaurant base; the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; changes in customer dining patterns; competitive pressures from other national and regional restaurant chains; business conditions, such as inflation or a recession, and growth in the restaurant industry and the general economy; changes in monetary and fiscal policies, laws and regulations; and other risks identified from time to time in the Company's SEC reports, registration statements and public announcements.

--------------------------------------------------------------------------------

                              HOTEL DISCOVERY, INC.

                                      INDEX

                                                                                                                Page
                                                                                                                ----
   PART I
         Item 1.  Description of Business                                                                           4
         Item 2.  Description of Property                                                                          11
         Item 3.  Legal Proceedings                                                                                13
         Item 4.  Submission of Matters to a Vote of Security Holders                                              13

   PART II
         Item 5.  Market for Common Equity and Related Stockholder Matters                                         14
         Item 6.  Management's Discussion and Analysis of Financial Condition and Plan of Operations               14
         Item 7.  Financial Statements                                                                             16
         Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure             16

   PART III
         Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
                  of the Exchange Act                                                                              17
         Item 10. Executive Compensation                                                                           17
         Item 11. Security Ownership of Certain Beneficial Owners and Management                                   17
         Item 12. Certain Relationships and Related Transactions                                                   17
         Item 13. Exhibits, List, and Reports on Form 8-K                                                          17

   Signatures
   Financial Statement Schedules
   Exhibits

                                    PART 1

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Hotel Discovery, Inc. (the "Company") intends to develop, own and operate restaurants with multiple themed dining rooms and a corresponding retail component designed to appeal to the upscale casual dining market. The Company has one restaurant operating under the name "Hotel Discovery" in the Kenwood Shopping Center in Cincinnati, Ohio (the "Kenwood Restaurant"), which opened on December 19, 1996. In addition, a second restaurant to be operated under the name "Cafe Odyssey" is under development at the Mall of America in Bloomington, Minnesota, a suburb of Minneapolis (the "Mall of America Restaurant").

The Company began operations as Hotel Mexico, Inc. ("HMI"), which was incorporated in Ohio in January 1994. The Kenwood Restaurant Limited Partnership, an Ohio limited partnership (the "Kenwood Partnership") was formed in June 1995 to own and operate the Kenwood Restaurant. HMI's operations and the net assets of the Kenwood Partnership were combined in November 1996, and in August 1997, HMI was reorganized as Hotel Discovery, Inc., a Minnesota corporation. See "Reorganization."

On February 25, 1998, the Company changed the name of its restaurant concept from Hotel Discovery to Cafe Odyssey. The Company believes that the new name better reflects the concept's primary focus on award-winning food, served in a unique environment of adventure, imagination, exploration and innovation. In conjunction with this action, the Company's Board of Directors approved a change in its corporate name from Hotel Discovery, Inc. to Cafe Odyssey, Inc., subject to shareholder approval. The Cafe Odyssey name will be used for the planned Mall of America Restaurant and all subsequent restaurants. The Kenwood Restaurant will retain the name "Hotel Discovery" because of its already established and well-received perception in the marketplace.

CONCEPT

The Company's existing restaurant provides award-winning food and excellent service coupled with soft, sophisticated and subtle entertainment technology. The Company's concept combines two contemporary trends within the restaurant industry by incorporating the upscale casual food-driven attributes of restaurants like Palomino and The Cheesecake Factory with a variation on the entertainment features of restaurants such as Planet Hollywood, Rainforest Cafe and Dave and Buster's. In the 1997 Taste of Cincinnati festival, Hotel Discovery's Ebony Butterfly Medallions won "Best Entree" and its Pacific Rim Lo Mein won "Award of Excellence". In addition, Cincinnati Magazine named
Hotel Discovery "Best Extravaganza" and the Portobello Mushroom Fajita
"Best Meatless Meal."

Based on the concepts of travel, discovery and adventure, each restaurant provides guests with a dining experience in multiple themed environments that capture the romance, passion and nature of exotic locations throughout the world utilizing the state-of-the-art technology in sound, video, lighting, scenery and decor. In the Kenwood Restaurant, these themes are embodied in the Safari Room, the Artist Loft, the Observatory and the Mapping Room. The Mall of America Restaurant will contain three dining rooms that replicate the environments of the lost City of Atlantis, the ancient Incan ruins of Machu Picchu in the Andes and the sweeping plains of the Serengeti desert in Tanzania, Africa.

The menu at each restaurant offers a broad range of cuisine from around the world, including "cultural fusion" menu items such as Barcelona Spring Rolls and Asian Tacos. Features include American, Asian, Jamaican, West Indian, Mexican and European tastes and textures. Menu items are freshly made, using only the highest quality fresh meats, produce, spices and other ingredients. The menu mirrors the exploratory journey and adventure society themes of the restaurant itself.

Each restaurant also has a retail area located at the entrance. The retail component of the Kenwood Restaurant includes a collection of adult and children's casual clothing, including T-shirts, sweatshirts, shirts and caps, and a limited amount of other logo merchandise. The Mall of America Restaurant will display a much larger selection of merchandise centered around the four themes of imagination, invention, exploration and adventure as expressed in the three dining rooms. Such merchandise is expected to include educational toys and games, stationery, prints, telescopes, art materials, jewelry, primitive musical instruments and other gift items.

EXPANSION STRATEGY

Management believes the Cafe Odyssey concept is ideally positioned toward the large and fast growing "baby boomer" segment. Future expansion opportunities for Cafe Odyssey will be targeted towards high traffic upscale malls and resorts, as well as urban retail and entertainment centers. In addition, the large size of future Cafe Odyssey restaurants will often necessitate locations in areas with significant tourist as well as local traffic. The Company is currently in the process of negotiating with landlords for future sites, but there can be no assurance that the Company will be able to enter into binding contracts for these or any additional sites.

RESTAURANT OPERATIONS

The Company strives to maintain quality operations through extensive training of its employees and careful supervision of personnel. The Company has developed, and expects to implement at each of its restaurants, a detailed operations manual containing specifications relating to food and beverage preparation, maintenance of premises and employee conduct. Each restaurant is expected to have a director of operations with a staff of five to seven managers and a controller. Each director of operations reports directly to the Company's vice president of operations.

The Company requires all kitchen and front-of-the-house managers to complete an intensive six-week training program which includes two weeks of food preparation training in the kitchen, as well as complete cross-training on all other phases of the restaurant's operations. The Company's restaurant management is then tested on the Company's philosophy, management strategy, policies, procedures and operating standards. In addition, each prospective guest service employee actually tastes, and is tested on, every food and beverage item on the menu. Daily shift meetings are held prior to lunch and dinner to re-educate the service staff on all menu items, to communicate daily specials, to respond to feedback from comment cards and to reinforce service standards.

MANAGEMENT AND FINANCIAL CONTROLS

The Company has implemented specific management control systems for employee follow-up, customer satisfaction, and financial results. These controls are described below.

Employee Follow-up. Shift schedules are posted weekly for each position. A scheduled manager supervises every shift. Managers are responsible for executing job functions and following a thorough and complete checklist for each category of the restaurant's operations, including the appearance of the outside of the restaurant, dining room, kitchen and rest rooms as well as dining room service and food preparation. Regular one-on-one meetings are held with employees and feedback as to their performance is given on a regular and consistent basis. This feedback includes positive reinforcement as well as redirection when a change in focus is needed. In addition, the restaurant's director of operations holds a weekly circle luncheon for key employees from each position. The president of the Company also holds a quarterly "town meeting" with selected employees to ensure that strong communication continues between the corporate office and each restaurant.

Customer Satisfaction. Management believes that continual guest feedback on the key attributes of food quality, menu variety, service and ambiance is crucial to the Company's success. It is currently obtained by weekly tabulation of comment cards that are distributed with every guest check, an extensive mystery diner program and periodic market research and telephone interviews. This constant feedback helps the Company's management monitor guest response to all areas of operations and react accordingly. Checklists are also used to ensure that guests receive a high level of service and food quality. In addition, front-of-the-house management is required to interact with guests in all peak meal periods.

Management's incentives include a bonus based upon a percentage of either restaurant-level or corporate cash flow and/or profitability as compared to an annual budget which is approved by senior management. Through its pay-for-performance incentive systems, the Company believes that it has essentially mirrored its compensation system to that of an entrepreneurially owned and operated business.

Financial Controls. Financial controls are monitored through management information systems that track sales, customer counts, food costs, payroll costs and guest lists. All data is reviewed on a daily, weekly and monthly basis, both in the restaurant and in the corporate office. Profit and loss statements are prepared weekly by the restaurant controller and reconciled monthly with the corporate office financial statements. Management believes its systems allow for a prompt reaction to correct deviations and to capitalize on trends.

COMPETITION

The food service industry is intensely competitive with respect to food quality, concept, location, service and price. In addition, there are many well-established food service competitors with substantially greater financial and other resources than the Company and with substantially longer operating histories. The Company believes that it competes with other full-service dine-in restaurants, take-out food service companies, fast-food restaurants, delicatessens, cafeteria-style buffets and prepared food stores, as well as with supermarkets and convenience stores. Competitors include national, regional and local restaurants, purveyors of carryout food and convenience dining establishments.

Competition in the food service business is often affected by changes in consumer tastes, national, regional, and local economic and real estate conditions, demographic trends, traffic patterns, the cost and availability of labor, purchasing power, availability of product, and local competitive factors. The Company attempts to manage or adapt to these factors, but it should be recognized that some or all of these factors could cause the Company to be adversely affected. Management is of the opinion that quality food which is pleasingly presented is an absolute requirement within the upscale casual segment of the industry.

GOVERNMENT REGULATIONS

The Company is subject to federal, state and local laws affecting the operation of its restaurants, including zoning, health, sanitation and safety regulation and alcoholic beverage licensing requirements. Each restaurant is operated in accordance with standardized procedures designed to assure compliance with all applicable codes and regulations. The suspension of a food service or liquor license would cause an interruption of operations at the affected restaurant. The Company believes that it is in compliance with all licensing and other regulations.

The Company is subject to "dram shop" statutes in certain states, including Minnesota and Ohio, which generally provide a person injured by an intoxicated person the right to recover damages from the establishment or establishments that served alcoholic beverages to the intoxicated person. The Company has obtained liability insurance against such potential liability.

The Company is also subject to the Fair Labor Standards Act, which governs minimum wages, overtime and working conditions. A significant portion of the Company's restaurant employees are paid at rates relating to either the federal or state minimum wage. Accordingly, an increase in the minimum wage would directly increase each restaurant's labor cost.

Obtaining alcoholic beverage licenses from various jurisdictions will require disclosure of certain detailed information about directors, officers and greater than 10% shareholders of the Company's equity securities, and will necessitate that such persons be approved by the appropriate liquor licensing authority.

EMPLOYEES

As of December 28, 1997, the Company employed 122 persons, of whom 76 worked in full-time positions and 46 were part-time. The Mall of America Restaurant is expected to employ approximately 250 full- and part-time personnel when operating at full capacity. No current employee is covered by a collective bargaining agreement, and the Company has never experienced an organized work stoppage, strike or labor dispute. The Company considers relations with its employees to be excellent.

REORGANIZATION

The Company's predecessor, Hotel Mexico, Inc. ("HMI"), was originally incorporated in January 1994 as an Ohio corporation. The Kenwood Restaurant Limited Partnership, an Ohio limited partnership (the "Kenwood Partnership"), was formed in June 1995 for the purpose of owning and operating the Kenwood Restaurant. The Kenwood Partnership was dissolved in October 1997. The general partner of the Kenwood Partnership was Kenwood Restaurant, Inc., an Ohio corporation (the "General Partner"). Mr. King was the sole director and officer of the General Partner and controlled the General Partner until his resignation in September 1997. The Kenwood Partnership had 22 limited partners as a result of a private placement in October 1995.

HMI's operations and the net assets of the Kenwood Partnership were combined on November 14, 1996. On that date, the Kenwood Partnership contributed all of its net assets totalling $1,567,197 to a newly formed corporation in exchange for shares of such corporation. HMI, with total net assets of $631,966, then merged with and into the newly formed corporation, the name of which remained Hotel Mexico, Inc. (hereafter "Hotel Mexico"). Upon consummation of the merger, outstanding shares of HMI were converted into an aggregate of 1,350,000 shares of Common Stock of Hotel Mexico.

In conjunction with the dissolution of the Kenwood Partnership in October 1997, the shares of Hotel Mexico Common Stock received by the Kenwood Partnership in the reorganization and other partnership assets were distributed to the general and limited partners in accordance with the Partnership Agreement.

On June 24, 1997, the Board of Directors of Hotel Mexico approved its reincorporation as a Minnesota corporation named Hotel Discovery, Inc. Following approval of the transaction and of the name change by Hotel Mexico's shareholders at a special meeting held on August 11, 1997, Hotel Mexico was merged with and into Hotel Discovery, Inc., a newly formed Minnesota corporation, on August 22, 1997. Hotel Discovery, Inc. has an authorized capital stock of 100,000,000 undesignated shares, and each share of Common Stock of Hotel Mexico was converted into one share of Common Stock of Hotel Discovery, Inc.

RISK FACTORS

The following discussion should be read in connection with the Company's financial statements and related notes thereto included elsewhere in this report.

LACK OF SIGNIFICANT OPERATING HISTORY

The Company's first restaurant, the Kenwood Restaurant, opened on December 19, 1996. Accordingly, the Company faces all of the risks, expenses and difficulties encountered in connection with the operation and development of a new business enterprise, including the lack of a significant operating history. Management anticipates net losses to continue for the foreseeable future. There can be no assurance that the Company will be able to generate significant revenues or operate profitably. Future revenues and profits, if any, will depend upon various factors, including acceptance of the Hotel Discovery/Cafe Odyssey concept, the quality of restaurant operations, the ability to expand and general economic conditions. Furthermore, to the extent the Company's expansion strategy is successful, there is no assurance that the Company will successfully manage the transition to higher volume operations, control its operating expenses, attract necessary additional personnel or procure the required capital. Unless otherwise stated, all historical financial results for the Company are derived solely from the Kenwood Restaurant, which may not be indicative of other locations.

LIMITED BASE OF OPERATIONS

The Company currently operates one restaurant, the Kenwood Restaurant, and plans to open the Mall of America Restaurant in the second quarter of 1998. During the Company's initial development stage, the combination of a relatively small number of locations and the significant investment associated with each new restaurant may cause the operating results of the Company to fluctuate significantly and adversely affect the profitability and cash flow of the Company. Due to the small number of current and planned locations and the large expenditure required to open each new restaurant, poor operating results at any one restaurant or a delay in the planned opening of a restaurant would materially affect the profitability and cash flow of the entire Company. Future growth in revenues and profits will depend to a substantial extent on the Company's ability to increase the number of its restaurants and on its choice of locations. Because of the substantial financial requirements associated with opening new restaurants, the investment risk related to any one Cafe Odyssey restaurant is much larger than that associated with most other restaurant companies' venues.

DEPENDENCE ON KEY PERSONNEL

The Company will be largely dependent upon the personal efforts and abilities of Stephen D. King, Chairman of the Board, Ronald K. Fuller, President, Chief Executive Officer and Chief Operating Officer and Anne Huemme, Vice President-Finance, Chief Financial Officer and Corporate Secretary. The loss or unavailability to the Company of any of these individuals could have a material adverse effect upon the Company's business. The Company maintains a $1,000,000 key-man life insurance policy on Mr. Fuller.

NEED FOR ADDITIONAL MANAGEMENT

The success of the Company will depend in large part upon the Company's ability to supplement its existing management team. While both Messrs. King and Fuller have significant restaurant and multi-location restaurant management experience, the Company will need to hire other corporate level and management employees to help implement and operate its expansion plans. The failure to obtain, or delays in obtaining, key employees could have a material adverse effect on the Company.

DEPENDENCE ON DISCRETIONARY CONSUMER SPENDING

The success of the Company's operations depends to a significant extent on a number of factors, including discretionary consumer spending, economic conditions affecting disposable consumer income, the overall success of the malls, entertainment centers and other venues where Hotel Discovery/Cafe Odyssey restaurants are or will be located, and the continued popularity of themed restaurants in general and the Company's concept in particular. Themed restaurants are more susceptible to shifts in consumer preferences and frequently experience a decline in revenue growth or of actual revenues due to most restaurants opening near or at full capacity.

RISKS OF NEW CONSTRUCTION

Construction projects, including the opening of additional restaurants, entail risks, including shortages of materials or skilled labor, unforeseen environmental, engineering or geological problems, work stoppages, weather interference, floods, difficulties with regulatory agencies and unanticipated cost increases, any of which could give rise to delays and cost overruns.

LIMITED FINANCIAL RESOURCES; NEED FOR ADDITIONAL FINANCING

The Company's ability to execute its business strategy depends to a significant degree on its ability to obtain substantial equity capital and other financing to fund the development of additional restaurants. The total cost of developing the Kenwood Restaurant was approximately $5.1 million, which included approximately $3.2 million for building design and construction, approximately $1.9 million for furniture, fixtures and equipment and net of landlord contributions. The Company estimates that the total cost of developing the planned Mall of America Restaurant will be approximately $4.9 million, net of landlord contributions. There can be no assurance that future restaurants can be developed at similar costs. For continued development of additional restaurants, the Company may be required to seek additional funds through an additional offering of the Company's equity securities or by incurring indebtedness. If additional funds are required, there can be no assurance that any additional funds will be available on terms acceptable to the Company or to its shareholders. New investors may seek and obtain substantially better terms than were granted to present investors and the issuance of such securities would result in dilution to existing shareholders. Furthermore, as the Company prepares to open additional restaurants, it will expend a relatively higher amount on administrative expenses than would a mature company with similar operations.

EXPANSION STRATEGY

The Company's ability to open and successfully operate additional restaurants will also depend upon the hiring and training of skilled restaurant management personnel and the ability to successfully manage growth, including monitoring restaurants and controlling costs, food quality and customer service. The Company anticipates that the opening of additional restaurants will result in additional expenses associated with managing operations located in multiple markets. Furthermore, the Company believes that competition for restaurant-level management has become increasingly intense as additional restaurant chains expand to new markets. Achieving consumer awareness and market acceptance will require substantial efforts and expenditures by the Company. An extraordinary amount of management's time may be drawn to such matters and may adversely affect operating results. The Company is considering potential sites in several major metropolitan areas, but there can be no assurance that the Company will be able to enter into any other contracts for development of additional restaurants on terms satisfactory to the Company or at all. Accordingly, there can be no assurance that the Company will be able to open new restaurants or that, if opened, those restaurants can be operated profitably.

RESTAURANT AND RETAIL INDUSTRY COMPETITION

The restaurant and specialty retail businesses are highly competitive. The restaurant industry is highly competitive with respect to price, service, quality and location and, as a result, has a high failure rate. There are numerous well-established competitors, including national, regional and local restaurant chains, possessing substantially greater financial, marketing, personnel and other resources than the Company. There can be no assurance that the Company will be able to successfully respond to various competitive factors affecting the restaurant industry. The restaurant industry is also generally affected by changes in consumer preferences, national, regional and local economic conditions and demographic trends. The performance of restaurant operations may also be affected by factors such as traffic patterns, demographic considerations, and the type, number and location of competing operations. In addition, factors such as inflation, increased labor and employee benefit costs, and the availability of experienced management and hourly employees may also adversely affect the restaurant industry in general and the Company in particular. Restaurant operating costs are further affected by increases in the minimum hourly wage, unemployment tax rates and similar matters over which the Company has no control.

The themed retail business is also highly competitive, particularly in locations experiencing an oversupply of retail businesses. The Company would then compete with a number of well-established specialty retailers possessing significantly greater financial, marketing, personnel and other resources than the Company.

LONG-TERM, NON-CANCELABLE LEASES

The Company has entered into long-term leases relating to the Kenwood Restaurant and the Mall of America Restaurant. These leases are non-cancelable by the Company (except in limited circumstances) and range in term from 12 to 15 years. Additional restaurants developed by the Company are likely to be subject to similar long-term, non-cancelable leases. If the Kenwood Restaurant, the Mall of America Restaurant, or any other future restaurant does not perform at a profitable level and the decision is made to close that restaurant, the Company may nonetheless be committed to perform its obligations under the applicable lease, which would include, among other things, payment of the applicable base rent for the balance of the respective lease term. If such a termination were to occur at one or more of these locations, the Company could lose a restaurant without necessarily receiving an adequate return on its investment. See "Description of Leases."

CONTROL BY MANAGEMENT

As of December 28, 1997, Stephen D. King controlled approximately 11.2% of the Company's Common Stock. Thus, Mr. King has the ability to substantially influence the election of members of the Board of Directors and to direct the operations and financial affairs of the Company.

GOVERNMENT REGULATION

The restaurant business is subject to various federal, state and local government regulations, including those relating to the sale of food and alcoholic beverages. The failure to maintain food and liquor licenses would have a material adverse affect on the Company's operating results. In addition, restaurant operating costs are affected by increases in the minimum hourly wage, unemployment tax rates, sales taxes and similar costs over which the Company has no control. Many of the Company's restaurant-level personnel will be paid at rates based on either the federal or the state minimum wage. Increases in the minimum wage would result in an increase in the Company's labor costs.

TRADEMARKS

The Company's ability to successfully implement the Hotel Discovery/Cafe Odyssey concept will depend in part upon its ability to protect its trademarks. The Company has filed a trademark application with the United States Patent and Trademark Office to register both the "Hotel Discovery" and the "Cafe Odyssey" marks and designs. There can be no assurance that the Company will be granted trademark registration for any or all of the proposed uses in the Company's applications. In the event the Company's marks are granted registration, there can be no assurance that the Company can protect such marks and designs against prior users in areas where the Company conducts or will conduct operations. There is no assurance that the Company will be able to prevent competitors from using the same or similar marks, concepts or appearance.

ABSENCE OF DIVIDENDS

At the present time, the Company intends to use earnings, if any, to finance further growth of the Company's business. Accordingly, the Company does not anticipate the payment of dividends in the foreseeable future.

LIMITED LIQUIDITY

Although the Company's Common Stock is currently listed on the Nasdaq SmallCap Market, there can be no assurance that an active public market will be developed or be sustained. In addition, the Nasdaq SmallCap Market may be significantly less liquid than the Nasdaq National Market. If the Company fails to maintain the standards for quotation, the Company's securities could be removed from the market and traded in the over-the-counter market. As a result, investors would find it more difficult to dispose of, or obtain accurate quotations as to the price of, the securities.

In addition, if the Company fails to maintain its qualification for the Units, Common Stock or Class A Warrants to trade on the Nasdaq SmallCap Market, the Units, Common Stock and Class A Warrants will be subject to certain rules of the Securities and Exchange Commission relating to "penny stocks." Such rules require broker-dealers to make a suitability determination for purchasers and to receive the purchaser's prior written consent for a purchase transaction, thus restricting the ability of purchasers and broker-dealers to sell the stock in the open market.

CURRENT PROSPECTUS AND STATE REGISTRATION REQUIRED TO EXERCISE WARRANTS; POSSIBLE REDEMPTION OF WARRANTS

Holders of Units and Class A Warrants will be able to exercise the Warrants only if a current prospectus relating the shares of Common Stock underlying the Class A Warrants is then in effect and only if such securities are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of Class A Warrants reside. Although the Company will use its best efforts to (i) maintain the effectiveness of a current prospectus covering the shares of Common Stock underlying the Class A Warrants and (ii) maintain the registration of such Common Stock under the securities laws of the states in which the Company initially qualified the Units for sale in the initial public offering, there can be no assurance that the Company will be able to do so. The Company will be unable to issue shares of Common Stock to those persons desiring to exercise their Class A Warrants if a current prospectus covering the shares issuable upon the exercise of the Class A Warrants is not kept effective or if such shares are not qualified nor exempt from qualification in the states in which the holders of the Warrants reside.

The Class A Warrants are subject to redemption at any time by the Company at $.01 per Warrant, on 30 days' prior written notice, if the average closing bid price of the Common Stock shall exceed $7.00 (subject to adjustment), for 14 consecutive trading days, at any time prior to such notice and provided a current prospectus covering the shares is then effective under federal securities laws. If the Class A Warrants are redeemed, Warrant holders will lose their right to exercise the Warrants except during such 30-day redemption period. Redemption of the Class A Warrants could force the holders to exercise the Class A Warrants at the then market price or accept the redemption price, which is likely to be substantially less than the market value of the Class A Warrants at the time of redemption.

UNDESIGNATED STOCK

The Company's authorized capital consists of 100,000,000 shares of capital stock. The Board of Directors, without any action by the Company's stockholders, is authorized to designate and issue shares in such classes or series (including classes or series or preferred stock) as it deems appropriate and to establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. The Company currently has 8,000,189 shares of Common Stock outstanding. As of March 20, 1998, a further 3,639,955 shares of Common Stock have been reserved for the following: (i) 2,600,000 shares issuable upon the exercise of the Class A Warrants issued as part of the Company's initial public offering and the partial exercise of the underwriter's over-allotment; (ii) 214,955 shares issuable upon the exercise of warrants;
(iii) 750,000 shares for issuance under the Company's 1997 Stock Option and Compensation Plan, of which options relating to 722,666 shares are currently outstanding, and (iv) 75,000 shares issuable upon exercise of certain directors' stock options. In addition, the Company currently plans, subject to shareholder approval, to designate an additional 500,000 shares of Common Stock for its 1997 Stock Option and Compensation Plan and an additional 250,000 shares of Common Stock for the 1998 Director Stock Option Plan. The rights of holders of preferred stock and other classes of common stock that may be issued may be superior to the rights granted to holders of the Units issued in the Company's initial public offering. The ability of the Board of Directors to designate and issue such undesignated shares could impede or deter an unsolicited tender offer or takeover proposal regarding the Company. Further, the issuance of additional shares having preferential rights could adversely affect the voting power and other rights of holders of Common Stock.

SHARES ELIGIBLE FOR FUTURE SALE

The future sale, or availability for sale, of substantial amounts of Common Stock in the public market may adversely affect the prevailing market price of Common Stock and may impair the Company's ability to raise additional capital by the sale of equity securities. The Company and its directors, executive officers and 5% shareholders have agreed that they will not sell nor grant any option for the sale of or otherwise dispose of any shares of Common Stock for 180 days after November 3, 1997 (the "Effective Date") without the prior written consent of the R.J. Steichen & Company (the "Representative"). In addition, 5,399,289 shares of the Company's Common Stock which were sold in reliance on "private placement" exemptions under the Securities Act of 1933, as amended (the "1933 Act") became eligible for sale pursuant to Rule 144 under the 1933 Act as follows: 2,880,401 shares on November 3, 1997 (except that holders of 2,857,826 of such shares agreed not to sell or otherwise dispose of such shares without the prior written consent of the Representative for a period ranging from 90 to 180 days after the Effective Date), 1,092,400 shares in the fourth quarter of 1997 (except that the holders of such 1,092,400 shares agreed not to sell or otherwise dispose of such shares without the prior written consent of the Representative for 90 days after the Effective Date), 13,200 shares in the first quarter of 1998, 570,685 shares in the second quarter of 1998, 692,603 shares in the third quarter of 1998, and the remaining 150,000 shares thereafter. In connection with the Company's initial public offering, certain officers and directors of the Company have agreed to escrow a portion of their shares of Common Stock with the State of Minnesota for three years or until (i) the Company meets certain earnings requirements established by the State of Minnesota, or (ii) the State of Minnesota determines that the escrow agreement is no longer necessary.

MINNESOTA ANTI-TAKEOVER LAW

The Company is subject to Minnesota statutes regulating business combinations and restricting voting rights of certain persons acquiring shares of the Company, which may hinder or delay a change in control of the Company.

ITEM 2. DESCRIPTION OF PROPERTY

THE KENWOOD RESTAURANT

LOCATION

The Kenwood Restaurant is approximately 17,000 square feet in size on three levels and is located at the northeast corner of the recently refurbished Sycamore Plaza at Kenwood Shopping Center in Cincinnati, Ohio. The Kenwood Restaurant opened on December 19, 1996. The Company leases the land upon which the Kenwood Restaurant is constructed. For the 52 weeks ended December 28, 1997, the Kenwood Restaurant had total sales of $3,546,695.

DESCRIPTION OF LEASE

The initial term of the lease is 15 years. In addition, the Company has the option to extend the term of the lease for two additional periods of five years each, exercisable not earlier than 12 months nor later than six months prior to the expiration of the initial term or first option period, as applicable.

The lease provides for the payment of both a monthly fixed minimum rent and a percentage rent based on gross sales in excess of an escalating base amount. The monthly fixed minimum rent is $12,833 for the first five years of the initial lease term, $14,117 for the sixth through tenth years of the initial lease term, $15,400 for the eleventh through fifteenth years of the initial lease term, $16,683 during the first five-year option term and $17,967 during the second five-year option term.

In addition to the fixed minimum rent, the lease provides for the payment of a percentage rent equal to 4% of the gross sales from the restaurant in excess of the following annual gross sales amounts: $3,850,000 for the first five years of the initial lease term, $4,235,000 for the sixth through tenth years of the initial lease term, $4,620,000 for the eleventh through fifteenth years of the initial lease term, $5,005,000 for the first five-year option term and $5,390,000 for the second five-year option term. In addition to the fixed minimum rent and percentage rent, the Company is required to pay its proportionate share of taxes, insurance, and maintenance and operating costs. Initially, the estimated annual amount payable with respect to taxes, insurance, and maintenance and operating costs is $4.15 per square foot, or approximately $32,000 per year.

The landlord agreed to reimburse the Company an amount up to $200,000 as a construction allowance for the completion of the building and leasehold improvements within 30 days of the opening of the Kenwood Restaurant. The Company received this reimbursement during 1997. In addition, the landlord agreed that it will not construct any permanent facility within a designated "no-build" area, as defined. This "no-build" area allows for unimpaired visibility of the Kenwood Restaurant from both Kenwood Road and Montgomery Road.

FINANCING

The total cost of the Kenwood Restaurant, including the cost of the initial construction and additional features, was approximately $5.1 million, net of landlord contributions. Approximately $2,475,000 of this cost was funded by the proceeds of a private placement in October 1995. Another $1,425,000 was financed by a private placement which was concluded in June 1997, $850,000 of which was spent on additional features. An additional $1,000,000 was funded by a leasehold mortgage loan (the "Loan") which was incurred by the Kenwood Restaurant Limited Partnership and subsequently assumed by the Company.

The Loan is collateralized with a leasehold mortgage and lien on the assets of the restaurant and is personally guaranteed by the Company's Chairman of the Board. The Loan bears interest at a floating rate, which was 9.06% as of December 28, 1997, and provides for monthly payments of principal in the amount of $5,785 plus interest through February 1999, at which time the remaining balance is due in full.

THE MALL OF AMERICA RESTAURANT

LOCATION

The Mall of America Restaurant will consist of approximately 16,215 square feet located on the third floor of the Mall of America in Bloomington, Minnesota, a suburb of Minneapolis and is leased pursuant to a lease agreement dated
August 4, 1997.

The Mall of America opened in August 1992 with 266 tenants and now holds approximately 520 stores, merchandise carts and attractions, including four large anchor tenants (Macy's, Bloomingdale's, Sears and Nordstrom). The mall encompasses 4.2 million square feet on four enclosed floors, of which 2.5 million square feet are leasable, and employs 11,000 to 13,000 people, depending on the season. More than 93% of the leasable space is under contract, up from 71% five years ago. The mall draws an estimated 40 million visitors per year. Tourists account for 35% to 39% of annual mall traffic, but increases up to 50% in the summer months.

According to an August 26, 1997 article in the Minneapolis Star Tribune, the industry benchmark for success in prime shopping malls is $325 in annual sales per square foot. Stores in the Mall of America with fewer than 15,000 square feet (which includes most of the mall's tenants) average $450 in annual sales per square foot. This figure is partially offset by higher-than-average expenses, including property taxes and charges for common areas such as the rotunda and broad hallways. Mall development will increasingly focus on entertainment in order to maintain a strong flow of visitors to the mall. Since it opened in 1992, the mall has emerged as a laboratory for new retail and development concepts, including:

    - Knott's Camp Snoopy, the country's first indoor amusement park combined with a shopping center,

    - The first Rainforest Cafe, a tropical-themed restaurant with related entertainment and merchandise which has undergone three expansions since its 1994 opening and through December 28, 1997 has opened 12 other domestic locations and three international locations;

    -  Postmark America, the U.S. Postal Service's only retail store, and

    - Chrysler's Great Cars Great Trucks, a prototype showcase where shoppers can inspect vehicles and use touchscreen computers to price customized vehicles.

DESCRIPTION OF LEASE

The term of the lease is for 12 years, commencing on the earlier of (i) the day following the last day allowed to the Company for completion of remodeling of the leased space or (ii) the date on which the restaurant opens for business. The lease does not provide for renewal terms.

The lease provides for the payment of either a minimum annual rent or a percentage rent based on gross sales. The minimum annual rent is $25 per square foot, or $405,375 per year based on approximately 16,215 square feet of leased area. The percentage rent is the amount by which 6% of gross sales exceeds minimum rent. The lease provides for waiver of the minimum annual rent for the first year of the lease. The landlord will also reimburse the Company for up to $1.6 million in leasehold improvements.

In addition to the fixed minimum rent and percentage rent, the Company is required to pay its proportionate share of taxes, insurance, and maintenance and operating costs.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in routine legal actions in the ordinary course of its business. Although outcomes of any such legal actions cannot be predicted, in the opinion of management there is no legal proceeding pending against or involving the Company for which the outcome is likely to have a material adverse effect upon the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for a vote of security holders during the fourth quarter of 1997.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company completed its initial public offering on November 3, 1997 by issuing Units consisting of one share of Common Stock and one Class A Warrant for $5.00 per unit. Since that date, the Company's Units, Common Stock and Class A Warrants have been traded on the Nasdaq SmallCap Market under the symbols "HOTDU", "HOTD" and "HOTDW", respectively. The table below sets forth the high and low sales prices of the Company's Common Stock, as reported on the Nasdaq SmallCap Market, during the periods indicated.


   FISCAL YEAR ENDED DECEMBER 28, 1997                HIGH                      LOW
   -----------------------------------                ----                      ---
   FOURTH QUARTER
         Units                                        $5  5/16                   $3
         Common Stock                                 $3 13/16                   $2 1/8
         Class A Warrants                             $1  1/16                   $ 13/16



On March 20, 1998, the last reported sale price for the Units, Common Stock and Class A Warrants was $4 1/4, $3 1/2 and $1, respectively. As of March 20, 1998, there was one holder of record of the Company's Units, 319 holders of record of the Company's Common Stock and 43 holders of record of the Company's Class A Warrants.

The Company has never declared or paid any cash dividends or distributions on its capital stock. The Company does not intend to pay any cash dividends on its Common Stock in the foreseeable future, as the current policy of the Company's Board of Directors is to retain all earnings, if any, to support operations and finance expansion. See "Management's Discussion and Analysis or Plan of Operations - Liquidity and Capital Resources." Future declaration and payment of dividends, if any, will be determined in light of then current conditions, including the Company's earnings, operations, capital requirements, financial condition, restrictions in financing arrangements and other factors deemed relevant by the Board of Directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion should be read in connection with the Company's financial statements and related notes thereto included elsewhere in this report.

OVERVIEW

The Company was formed in January 1994 as an Ohio corporation to develop, own and operate upscale, casual themed restaurants under the name "Hotel Mexico". The Company opened its first restaurant in the Kenwood Shopping Center in Cincinnati, Ohio (the "Kenwood Restaurant") in December 1996. Prior to opening the Kenwood Restaurant, the Company had no revenues and its activities were devoted solely to development. The Company is presently developing a restaurant in the Mall of America (the "Mall of America Restaurant") in Bloomington, Minnesota, a suburb of Minneapolis.

Future revenue and profits, if any, will depend upon various factors, including market acceptance of the Hotel Discovery/Cafe Odyssey concept, the quality of the restaurant operations, the ability to expand to multi-unit locations and general economic conditions. The Company's present source of revenue is limited to its existing restaurant. There can be no assurances the Company will successfully implement its expansion plans, in which case it will continue to be dependent on the revenues from the existing restaurant. The Company also faces all of the risks, expenses and difficulties frequently encountered in connection with the expansion and development of a new and expanding business. Furthermore, to the extent the Company's expansion strategy is successful, it must manage the transition to multiple-site operations, higher volume operations, the control of overhead expenses and the addition of necessary personnel.

The Company uses a 52- or 53-week fiscal year ending on the Sunday nearest December 31. All references herein in this Management's Discussion and Analysis to "1997" and "1996" represent the 52-week fiscal years ended December 28, 1997 and December 29, 1996, respectively.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 28, 1997 AND DECEMBER 29, 1996

The Company had no revenues or operations during the period from January 13, 1994 (Inception) to December 19, 1996 (the opening of the Kenwood Restaurant). Accordingly, comparisons to periods prior to December 19, 1996 are not meaningful.

For 1997, the Company had net sales of $3,546,695 compared to $104,129 for 1996. In August 1997, the Company began retail sales at the Kenwood Restaurant.

For 1997, food, beverage and retail costs were $1,122,313 or 31.6% of sales compared to $43,324 or 41.6% of sales for the period from the commencement of the Kenwood Restaurant's operations (December 19, 1996) to December 29, 1996. The improvement in food, beverage and retail costs as a percentage of sales is due primarily to improved operating efficiencies.

For 1997, labor, benefits and other direct restaurant operating expenses were $2,835,157 or 79.9% of sales compared to $241,239 or 231.7% of sales for the period from the commencement of the Kenwood Restaurant's operations (December 19, 1996) to December 29, 1996. This improvement in restaurant operating expenses as a percentage of sales is due primarily to improved labor management and other operating efficiencies.

Although no assurances can be given, management believes that the Kenwood Restaurant's current level of sales, trained workforce and general operation will continue to improve restaurant-level performance in future periods.

For 1997, the Company had a net loss of $3,974,576 compared to a net loss of $2,327,602 for 1996. The net loss for 1997 is largely attributable to continued concept development and pre-opening costs of approximately $800,000,as well as additional general and administration expenses as the Company increased its corporate overhead structure for the development of additional restaurants. The net loss for 1996 was largely attributable to concept development and pre-opening costs totaling approximately $2.0 million. Continued increases in the Company's corporate overhead will impact general and administrative expenses on an ongoing basis.

LIQUIDITY AND CAPITAL RESOURCES

Since Inception, the Company's principal capital requirements have been
(i) the development of the Company and the Hotel Discovery/Cafe Odyssey concept,
(ii) the construction of the Kenwood Restaurant and the acquisition of furniture, fixtures and equipment therein and (iii) the development of the Mall of America Restaurant. Total capital expenditures for the Kenwood Restaurant were approximately $5.1 million, net of landlord contributions.

When completed, the Company estimates that capital expenditures for the Mall of America Restaurant will be approximately $4.9 million, net of landlord contributions of $1.6 million. The Mall of America Restaurant is expected to be complete in the second quarter of 1998.

The Company's primary sources of working capital have been proceeds from the sale of Common Stock to and borrowings from its principal shareholder, Stephen
D. King, the private placement of Common Stock and debt, as well as the proceeds from the Company's initial public offering of Units in November 1997. For 1997 and 1996, the Company used $3,769,796 and $1,024,187, respectively, in cash flow for operating activities. As of December 28, 1997 and December 29, 1996, the Company had working capital of $8,092,735 and a working capital deficit of $1,596,718, respectively.

During 1997 and 1996, the maximum amount of borrowings from Mr. King outstanding at any one time was $1,148,430 and $1,213,469, respectively. As of December 28, 1997, there was no outstanding indebtedness. The amount of outstanding indebtedness as of December 29, 1996 was $447,787. Included in these amounts were concept development costs reimbursed to a demonstration restaurant owned and operated by Mr. King in the amount of $278,101 for 1996. The Company paid interest of 11.5% on all such advances.

In October 1995, Kenwood Restaurant Limited Partnership, an Ohio limited partnership formed in June 1995 (the "Kenwood Partnership"), raised $2.5 million in a private placement of 250 shares of Common Stock of the Company's predecessor (which shares were split 825-to-1 in November 1996, and now represent 206,250 shares of the Company) and limited partnership interests in the Kenwood Partnership. The Kenwood Partnership was dissolved in October 1997. The general partner of the Kenwood Partnership was Kenwood Restaurant, Inc., an Ohio corporation that was controlled by Stephen D. King until his resignation as an officer and director in September 1997. In a reorganization of the Company which occurred in November 1996, the Kenwood

Partnership contributed all of its net assets to the Company's predecessor, including the Kenwood Restaurant, in exchange for 1,350,000 shares of Common Stock of the Company.

The Company borrowed $1.0 million under a leasehold mortgage term loan from a bank, which is personally guaranteed by Mr. King. This financing was used for the Kenwood Restaurant. Principal and interest are due monthly through February 1999, at which time the remaining balance is due in full. This loan had an outstanding principal balance of $921,585 on December 28, 1997. In December 1996, the Company borrowed an additional $2.5 million under a mortgage term loan from a bank. Payments of interest only were due through January 1998, at which time the entire principal balance was due. This loan was paid in full on January 31, 1997. In May 1997, the Company borrowed $2.0 million on a 13-month term note, with interest only payable monthly at the rate of 7.15%. This note was guaranteed by Mr. King and was collateralized by substantially all of the Company's assets. This note was repaid in full in July 1997. On June 23, 1997, the Company borrowed $800,000, also collateralized by substantially all of the Company's assets. The loan was personally guaranteed by Mr. King and was repaid in full in July 1997.

From November 1996 through July 1997, the Company's predecessor completed private placements of an aggregate of 2,392,889 shares of Common Stock at $3.00 per share. The net proceeds were approximately $6.1 million. Such proceeds have been, and will be, used for new and additional features for the Kenwood Restaurant, repayment of indebtedness, working capital and development of the planned Mall of America Restaurant.

On August 12, 1997, the Company borrowed $200,000 from Provident Bank at an annual rate of interest of 2% over Provident's reference rate. The loan was personally guaranteed by Mr. King and was repaid in full in November 1997. On September 8, 1997, the Company borrowed $200,000 from BankWindsor at an annual rate of 1.125% over BankWindsor's reference rate. The loan is payable on demand and had an outstanding principal balance of $200,000 on December 28, 1997. This loan was repaid in full in January 1998. On October 3, 1997, the Company borrowed $200,000 from Trakehner Holdings, Inc., which loan bore interest at 8.75% and was due on demand or no later than the Effective Date of the Company's initial public offering. This loan was repaid in full in November 1997.

In November 1997, the Company completed an initial public offering of 2,500,000 Units, each Unit consisting of one share of Common Stock and one redeemable Class A Warrant at an initial public offering price of $5.00 per Unit. In December 1997, the Company issued an additional 100,000 Units to its principal underwriter, R.J. Steichen & Company, pursuant to the underwriter's decision to exercise a portion of its over-allotment. The Company received net proceeds of approximately $11.2 million in conjunction with the initial public offering and the partial exercise of the underwriter's over-allotment.

The Class A Warrants are subject to redemption by the Company at any time, on not less than 30 days' written notice, at a price of $0.01 per Warrant at any time following a period of 14 consecutive trading days where the per share average closing bid price of the Company's Common Stock exceeds $7.00 (subject to adjustment), provided that a current prospectus covering the shares issuable upon the exercise of the Class A Warrants is then effective under federal securities laws. For these purposes, the closing bid price of the Common Stock shall be determined by the last reported sale price on the primary exchange on which the Common Stock is traded.

The Company intends to open one restaurant in 1998 and 1-3 restaurants in 1999. The Company estimates that its capital expenditures (net of estimated landlord contributions) will be approximately $10-15 million in fiscal 1998 and $10-20 million in fiscal 1999. The Company expects to finance its concept development and expansion through cash flow from operations, the exercise of its Class A Warrants and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company are included herein following the signatures, beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 4, the Company, with the approval of its Board of Directors and Audit Committee, engaged Arthur Andersen LLP as the independent public accountants for Hotel Discovery, Inc. Prior to the engagement of Arthur Andersen LLP, Ernst & Young LLP had served as the independent public accountants for the Company. The report prepared by Ernst & Young LLP as of December 29, 1996 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty of audit scope or accounting principles. In connection with the audit of December 29, 1996, and through February 4, 1998, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the subject matter of the disagreements in its reports.

                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information in response to this Item is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-KSB.


ITEM 10. EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-KSB.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to this Item is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-KSB.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this Item is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-KSB.


ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(A) EXHIBITS

    1.1 Form of Underwriting Agreement (with form of Underwriter's Warrant) (incorporated herein by reference to Exhibit 1.1 to the Company's Registration Statement on Form SB-2 as filed on August 22, 1997, as amended (File No. 333-34235)) (the "1997 SB-2")

    3.1 Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the 1997 SB-2)

    3.2  By-laws (incorporated herein by reference to Exhibit 3.2 to the 1997
         SB-2)

    4 Form of Warrant Agreement (incorporated herein by reference to Exhibit 4 to the 1997 SB-2)

    10.1 Indenture of Lease dated November 9, 1994 between Phillip E. Stephens, Trustee and Kenwood Restaurant, Inc.; First Amendment to Lease dated May 3, 1995 by and between Phillip E. Stephens, Trustee and Kenwood Restaurant, Inc.; by Second Amendment to Lease dated _____, 1996 between Phillip E. Stephens, Trustee and Kenwood Restaurant Limited Partnership; Second Amendment to Agreement dated October 18, 1996 between Phillip E. Stephens, Trustee and Kenwood Restaurant Limited Partnership; and Addendum to Second Amendment to Lease dated October 18, 1996 between Phillip E. Stephens, Trustee and Kenwood Restaurant Limited Partnership (Kenwood Restaurant) (incorporated herein by reference to Exhibit 10.1 to the 1997 SB-2)

    10.2 Lease dated August 4, 1997 between Mall of America Company and Hotel Mexico, Inc. (Mall of America Restaurant) (incorporated herein by reference to Exhibit 10.2 to the 1997 SB-2)

    10.3 Loan Agreement dated October 9, 1996 by and among Kenwood Restaurant Limited Partnership and PNC Bank, Ohio, National Association (incorporated herein by reference to Exhibit 10.3 to the 1997 SB-2)

    10.4 Company's 1997 Stock Option and Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the 1997 SB-2)

    10.5 Employment Agreement between the Company and Ronald K. Fuller dated March 17, 1997 (incorporated herein by reference to Exhibit 10.5 to the 1997 SB-2)

    10.6 Amendment to Company's 1997 Stock Option and Compensation Plan (incorporated herein reference to Exhibit 10.6 to the 1997 SB-2)

    10.7 Second Amendment to Company's 1997 Stock Option and Compensation Plan (incorporated herein by reference to Exhibit 10.7 to the 1997 SB-2)

    10.8 First Loan Assumption Agreement dated December 31, 1996 by and among PNC Bank, Ohio, National Association, Kenwood Restaurant Limited Partnership, Stephen D. King, Kenwood Restaurant, Inc. and Hotel Mexico, Inc.

    10.9 Second Loan Assumption Agreement dated October 16, 1997 by and among PNC Bank, Ohio, National Association, Stephen D. King and the Company

    10.10 Employment Agreement between the Company and Anne D. Huemme dated December 15, 1997

    24      Powers of Attorney (included on signature page)

    27      Financial Data Schedules

(B) REPORTS ON FORM 8-K

    None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  HOTEL DISCOVERY, INC.

                                  By:      /s/  ANNE D. HUEMME
                                     -------------------------------------------
                                           Anne D. Huemme
                                           Vice President - Finance and Chief
                                           Financial Officer

    Date: March 30, 1998


                                POWER OF ATTORNEY


Each person whose signature below constitutes and appoints Anne D. Huemme as such person's true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as such person, hereby ratifying and confirming all that said attorney-in-fact and agent, or her substitute or substitutes, may lawfully do or cause to do done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.


                  Signature                                   Title                              Date
                  ---------                                   -----                              ----
    /s/ Stephen D. King                              Chairman of the Board                       March 30, 1998
    --------------------------------
    Stephen D. King

    /s/ Ronald K. Fuller                             President, Chief Executive Officer,         March 30, 1998
    --------------------------------                   Chief Operating Officer and Director
    Ronald K. Fuller                                 (Principal Executive Officer)

    /s/ Anne D. Huemme                               Vice President - Finance and                March 30, 1998
    --------------------------------                   Chief Financial Officer
    Anne D. Huemme                                   (Principal Financial and Accounting
                                                       Officer)

    /s/ Michael H. Krienik                           Director                                    March 30, 1998
    --------------------------------
    Michael H. Krienik

    /s/ Martin J. O'Dowd                             Director                                    March 30, 1998
    --------------------------------
    Martin J. O'Dowd

    /s/ Thomas W. Orr                                Director                                    March 30, 1998
    --------------------------------
    Thomas W. Orr



                              HOTEL DISCOVERY, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                               Page
                                                                                               ----
Report of Independent Public Accountants                                                       F-2

Report of Independent Auditors                                                                 F-3

Balance Sheets as of December 28, 1997 and December 29, 1996                                   F-4

Statements of Operations for Years Ended December 28, 1997 and December 29, 1996               F-5

Statements of Shareholders' Equity for Years Ended December 28,1997 and December 29, 1996      F-6

Statements of Cash Flows for Years Ended December 28,1997 and December 29, 1996                F-7

Notes to Financial Statements for Years Ended December 28, 1997 and December 29, 1996          F-8


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Hotel Discovery, Inc.,

We have audited the accompanying balance sheet of Hotel Discovery, Inc. as of December 28, 1997 and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hotel Discovery, Inc. at December 28, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                      ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
February 13, 1998

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Shareholders of Hotel Discovery, Inc.,

We have audited the accompanying balance sheet of Hotel Discovery, Inc. as of December 29, 1996 and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hotel Discovery, Inc. at December 29, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

ERNST & YOUNG, LLP

Cincinnati, Ohio
August 20, 1997

                              HOTEL DISCOVERY, INC.

                                 Balance Sheets


                                                                           December 28,        December 29,
                                                                              1997                1996
                                                                              ----                ----
                ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                         $  9,222,174       $  2,707,561
         Inventories                                                             41,766            138,757
         Other current assets                                                   250,043             91,575
                                                                           ------------       ------------
                Total current assets                                          9,513,983          2,937,893

PROPERTY AND EQUIPMENT, net                                                   5,270,160          4,230,516

OTHER ASSETS, net                                                                55,908             51,841
                                                                           ------------       ------------
                                                                           $ 14,840,051       $  7,220,250
                                                                           ============       ============

                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
         Short-term notes payable                                          $    200,000       $  2,500,000
         Accounts payable                                                       669,380            803,885
         Salaries and wages payable                                             366,674            174,882
         Other accrued expenses                                                 115,773            538,637
         Advances payable to principal shareholder                                 --              447,787
         Current portion of long-term debt                                       69,420             69,420
                                                                           ------------       ------------
                Total current liabilities                                     1,421,247          4,534,611

LONG-TERM DEBT, less current portion                                            852,165            924,795

CONVERTIBLE PROMISSORY NOTES PAYABLE                                            150,000            150,000
                                                                           ------------       ------------
                Total liabilities                                             2,423,412          5,609,406
                                                                           ------------       ------------

COMMITMENTS & CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
         Common stock, $.01 par value, 100,000,000 shares authorized;
         8,000,189 and 3,945,400 shares issued and outstanding                   80,002             39,454
         Additional paid-in capital                                          20,152,949          5,013,126
         Less: Common stock subscribed                                         (400,000)              --
         Accumulated deficit                                                 (7,416,312)        (3,441,736)
                                                                           ------------       ------------
                Total shareholders' equity                                   12,416,639          1,610,844
                                                                           ------------       ------------
                                                                           $ 14,840,051       $  7,220,250
                                                                           ============       ============




      The accompanying notes are an integral part of these balance sheets

                              HOTEL DISCOVERY, INC.

                            Statements of Operations

                                                            Year ended        Year ended
                                                           December 28,       December 29,
                                                               1997             1996
                                                               ----             ----
NET SALES                                                  $ 3,546,695       $   104,129
                                                           -----------       -----------
COSTS AND EXPENSES:
         Food, beverage and retail costs                     1,122,313            43,324
         Labor and benefits                                  1,687,803            85,407
         Restaurant operating expenses                       1,147,354           155,832
         Selling, general and administrative expenses        2,073,028           138,209
         Depreciation and amortization                         614,000            25,000
         Pre-opening and development costs                     792,397         1,970,452
                                                           -----------       -----------
                Total costs and expenses                     7,436,895         2,418,224
                                                           -----------       -----------

LOSS FROM OPERATIONS                                        (3,890,200)       (2,314,095)
                                                           -----------       -----------
OTHER INCOME (EXPENSE):
         Interest expense                                     (173,332)          (13,507)
         Interest income                                        88,956              --
                                                           -----------       -----------
                Total other expense                            (84,376)          (13,507)
                                                           -----------       -----------
NET LOSS                                                   $(3,974,576)      $(2,327,602)
                                                           -----------       -----------
BASIC AND DILUTED WEIGHTED AVERAGE OUTSTANDING SHARES        5,204,835         3,119,474
                                                           ===========       ===========
BASIC AND DILUTED NET LOSS PER SHARE                       $     (0.76)      $     (0.75)
                                                           ===========       ===========










   The accompanying notes are an integral part of these financial statements

                              HOTEL DISCOVERY, INC.

                       Statements of Shareholders' Equity

                                                  Common Stock       Additional         Common
                                                 -------------        paid-in           stock        Accumulated
                                               Shares      Amount     capital         subscribed       Deficit          Total
                                               ------      ------     -------         ----------       -------          -----
BALANCE, December 31, 1995                   3,000,000     $30,000   $ 2,470,000    $ (945,500)    $ (1,114,134)    $   440,366
    Issuance of shares pursuant to             945,400       9,454     2,543,126            --               --       2,552,580
       private placements
    Cash received on stock subscribed               --          --            --       945,500               --         945,500
    Net loss                                        --          --            --            --       (2,327,602)     (2,327,602)
                                             ---------     -------   -----------    ----------       ----------      ----------

BALANCE, December 29, 1996                   3,945,400      39,454     5,013,126            --       (3,441,736)      1,610,844
    Initial public offering, net of offering 2,600,000      26,000    11,201,967            --               --      11,227,967
       costs
    Sale of common stock pursuant to         1,447,489      14,475     3,916,029      (690,000)              --       3,240,504
       private placements
    Issuance of shares in lieu of                7,300          73        21,827            --               --          21,900
      compensation
    Cash received on stock subscribed               --          --            --       290,000               --         290,000
    Net loss                                        --          --            --            --       (3,974,576)     (3,974,576)
                                             ---------     -------   -----------    ----------     ------------     -----------
BALANCE, December 28, 1997                   8,000,189     $80,002   $20,152,949    $ (400,000)    $ (7,416,312)    $12,416,639
                                             =========     =======   ===========    ==========     ============     ===========




   The accompanying notes are an integral part of these financial statements

                              HOTEL DISCOVERY, INC.

                             Statements of Cash Flow

                                                                               Year Ended
                                                                       ------------------------------
                                                                       December 28,       December 29,
                                                                           1997              1996
                                                                           ----              ----
OPERATING ACTIVITIES:
     Net loss                                                         ($ 3,974,576)      ($ 2,327,602)
     Adjustments to reconcile net loss to net cash flows used in operating activities -
         Depreciation and amortization                                     614,000             25,000
         Common stock issued in lieu of compensation                        21,900               --
         Change in operating assets and liabilities -
              Inventories                                                   96,991           (138,757)
              Other current assets                                        (158,468)           (71,575)
              Other assets                                                  (4,067)              --
              Accounts payable                                            (134,505)           775,228
              Accrued expenses                                            (231,072)           713,519
                                                                      ------------       ------------
                Net cash used in operating activities                   (3,769,797)        (1,024,187)
                                                                      ------------       ------------
INVESTING ACTIVITIES:
     Purchases of property and equipment                                (1,653,644)        (3,443,544)
                                                                      ------------       ------------
FINANCING ACTIVITIES:
     Net borrowings/(payments) on short-term notes payable              (2,300,000)         2,500,000
     Net payments to shareholder                                          (447,787)          (415,103)
     Proceeds from issuance of long-term debt                                 --            1,000,000
     Issuance of convertible notes payable                                    --              150,000
     Proceeds from issuance of stock                                    14,468,471          2,552,580
     Principal repayments on long-term debt                                (72,630)            (5,785)
     Payments received on stock subscriptions                              290,000            945,500
                                                                      ------------       ------------
                Net cash provided by financing activities               11,938,054          6,727,192
                                                                      ------------       ------------
INCREASE IN CASH AND CASH EQUIVALENTS                                    6,514,613          2,259,461
CASH AND CASH EQUIVALENTS, beginning of year                             2,707,561            448,100
                                                                      ------------       ------------
CASH AND CASH EQUIVALENTS, end of year                                $  9,222,174       $  2,707,561
                                                                      ============       ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                           $    173,332       $     45,000
     Cash paid for income taxes                                               --                 --





   The accompanying notes are an integral part of these financial statements

                              HOTEL DISCOVERY, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                     DECEMBER 28, 1997 AND DECEMBER 29, 1996


1. DESCRIPTION OF THE BUSINESS AND FORMATION OF THE COMPANY

Hotel Discovery, Inc. (the Company) owns and operates one restaurant in Cincinnati, Ohio (the Kenwood Restaurant), which opened under the name "Hotel Mexico" on December 19, 1996. Prior to the opening of this restaurant, the Company was in the development stage.

The Company's predecessor, Hotel Mexico (HMI), was originally incorporated in January 1994 as an Ohio corporation. The Kenwood Restaurant Limited Partnership, an Ohio limited partnership (the Kenwood Partnership), was formed in June 1995 for the purpose of owning and operating the Kenwood Restaurant. HMI's operations and the net assets of the Kenwood Partnership were combined on November 14, 1996. On that date, the Kenwood Partnership contributed all of its net assets totalling $1,567,197 to a newly formed corporation, in exchange for shares of such corporation. HMI, with total net assets of $631,966 then merged with and into the newly formed corporation, the name of which remained Hotel Mexico, Inc. (hereafter, Hotel Mexico). Upon consummation of the merger, all outstanding shares of Hotel Mexico were converted into an aggregate of 1,350,000 shares of Common Stock of the newly formed corporation.

The shares of Hotel Mexico Common Stock received by the Kenwood Partnership in the reorganization were retained by the Kenwood Partnership until the effective date of the Company's initial public offering, at which time the shares of Common Stock and all other partnership assets were distributed to the general and limited partners in accordance with the partnership agreement and the Kenwood Partnership was dissolved.

On August 22, 1997, Hotel Mexico merged with and into Hotel Discovery, Inc., a newly formed Minnesota corporation. The Company has an authorized capital stock of 100,000,000 undesignated shares, and each share of Common Stock of Hotel Mexico was converted into one share of the Company's Common Stock.

The Company incurred a net loss of $3,974,576 in 1997 and $2,327,602 in 1996. The losses for these periods are primarily attributable to costs and expenses incurred in the development and start-up of operations at the Kenwood Restaurant and at the Company's second restaurant to be located at the Mall of America in Bloomington, Minnesota. The 1997 losses are also attributable to the costs associated with the hiring of senior corporate management to position the Company for its future expansion plans. The Company has a limited operating history, and future revenues and results from operations will depend upon various factors including market acceptance of its concept and general economic conditions. The Company's ability to meet its expansion plans and achieve profitability depends on its ability to obtain financing for the development of additional restaurants. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.

2. SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

The Company has adopted a 52-53-week year ending on the Sunday nearest December 31 of each year. All references herein to "1997" and "1996" represent 52-week fiscal years ended December 28, 1997 and December 29, 1996, respectively.

CASH AND CASH EQUIVALENTS

The Company includes as cash and cash equivalents cash on hand, bank deposits and all liquid money market investments with original maturities of three months or less when purchased, which are recorded at the lower of cost or market.

INVENTORIES

Inventories consist primarily of restaurant food and beverages and are stated at the lower of cost or market as determined by the first-in first-out method.

PRE-OPENING AND DEVELOPMENT COSTS

The direct and incremental costs associated with opening a new restaurant, which consist of hiring and training the initial workforce, mock service and other direct costs are charged to operations when incurred.

PROPERTY AND EQUIPMENT

Property and equipment acquired are recorded at cost. The Company capitalized interest on funds borrowed to finance construction of $0 in 1997 and $45,000 in 1996. Improvements are capitalized, while repair and maintenance expenses are charged to operations as incurred. Leasehold improvements are amortized using the straight line method over the shorter of the estimated useful life or the lease term. Furniture and equipment are depreciated on a straight-line method over their estimated useful lives of 5 to 15 years.

Property and equipment consisted of the following as of:

                                                                    December 28,      December 29,
                                                                        1997              1996
                                                                    ------------      -----------
                           Building and leasehold improvements      $ 3,182,160       $ 3,353,182
                           Equipment and fixtures                     2,294,503           902,334
                           Construction in progress                     432,497              --
                                                                    -----------       -----------
                                                                      5,909,160         4,255,516
                           Less: accumulated depreciation and
                                    amortization                       (639,000)          (25,000)
                                                                    -----------       -----------
                           Total property and equipment, net        $ 5,270,160       $ 4,230,516
                                                                    ===========       ===========

INCOME TAXES

The Company accounts for income taxes using the liability method to recognize deferred income tax assets and liabilities. Deferred income taxes are provided for differences between the financial reporting and tax bases of the Company's assets and liabilities at currently enacted tax rates.

NET LOSS PER COMMON SHARE

The Company adopted in fiscal 1997, Statement of Financial Accounting Standard
(SFAS) No. 128 "Earnings per Share", which requires disclosure of basic earnings per share (EPS) and diluted EPS, which replace the existing primary EPS and fully diluted EPS, as defined by Accounting Principles Board (APB) No. 15. Basic EPS is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the year. Diluted EPS is computed similarly to primary EPS as previously reported provided that, when applying the treasury stock method to common equivalent shares, the Company must use its average share price for the period rather than the more dilutive greater of the average share price or end-of-period share price required by APB No. 15.

As a result of the adoption of SFAS No. 128, the Company's reported loss per share for 1996 was restated. The effect of this accounting change on previously reported EPS data was as follows:


                Primary EPS as reported             $(0.53)
                Effect of SFAS No. 128               (0.22)
                                                    -------
                Basic EPS as restated               $(0.75)
                                                    =======
                Fully diluted EPS                       ---
                Effect of SFAS No. 128               (0.75)
                                                    -------
                Diluted EPS as restated             $(0.75)
                                                    =======


USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from the estimates.

3. DEBT

The Company borrowed $1,000,000 in August 1996 under a leasehold mortgage term loan from a bank. The loan bears interest at a variable rate (9.06% at December 28, 1997) and requires monthly payments of principal and interest of $5,785 through February 1999, at which time the remaining balance is due in full.

In December 1996, the Company borrowed an additional $2,500,000 under a mortgage term loan from a bank. The loan bore interest at 5.94% and had payments of interest only due through January 1998, at which time the entire principal was due. The loan was classified as short-term as of December 29, 1996 as it was repaid in full in January 1997.

In May and June 1997, the Company borrowed an aggregate of $2,800,000 under loan agreements with banks. The loans were both repaid in full in July 1997.

The outstanding loan is collateralized by the leasehold mortgage and substantially all of the assets of the Kenwood Restaurant. Additionally, the principal shareholder has personally guaranteed the loan. The related loan agreement contains certain covenants, as defined, which require, among others, minimum working capital, tangible net worth and debt coverage ratios and restrict additional indebtedness or asset sales. As of December 28, 1997, the Company was in compliance with all such covenants. The fair value of the Company's debt approximates market.

Aggregate maturities of long-term debt as of December 28, 1997 are as follows:


                        1998    $ 69,420
                        1999     852,165
                                --------
                                $921,585
                                ========

CONVERTIBLE PROMISSORY NOTES PAYABLE

In June and July 1996, the Company executed three convertible promissory notes totalling $150,000. The notes mature on July 1, 1999, and bear interest at 8.01%. The notes are convertible into 39,600 shares of the Company's Common Stock at maturity, at the payee's option.

4. SHAREHOLDERS' EQUITY

CAPITAL STOCK

In June 1997, in connection with the Company's reincorporation in Minnesota, the authorized capital of the Company increased to 100,000,000 shares. As allowed under Minnesota law, the Board of Directors is authorized to designate and issue shares in such classes or series (including classes or series of preferred stock) as it deems appropriate and to establish the rights, preferences, and privileges of such shares.

PRIVATE PLACEMENTS

From November 1996 through July 1997, the Company completed private placement offerings of an aggregate of 2,392,889 shares of Common Stock at $3.00 per share. The Company received net proceeds of approximately $6.1 million after the payment of approximately $700,000 in related offering costs. The proceeds were used to pay off certain debt and will be used for additional development costs and working capital pruposes.

INITIAL PUBLIC OFFERING

During the fourth quarter of 1997, the Company consummated an intial public offering of 2,600,000 units at an offering price of $5.00 per unit, including 100,000 units from the exercise of the underwriters' over-allotment option, which occurred in December 1997. Each unit consisted on one share of Common Stock and one Redeemable Class A Warrant. The Company received net proceeds of approximately $11.2 million after payment of approximately $1.8 million in related underwriting discount and offering costs.

WARRANTS

In 1997, the Company granted 214,955 warrants. The warrants are immediately exercisable at a price of $3.75 per share and expire in five years.

5. STOCK OPTIONS

STOCK OPTION PLAN

The Board of Directors has adopted the 1997 Stock Option and Incentive Compensation Plan (the "Plan") and reserved 750,000 common shares for issuance under the Plan. The Plan is administered by a stock option committee of the Board of Directors which has the discretion to determine the number of shares granted, the price of the option, the term of the option and the time period over which the option may be exercised. Also during 1997, the Company granted 75,000 options to its outside directors outside of the Plan.

A summary of the status of the Company's Plan as of and for the year ended December 28, 1997 is presented in the table and narrative below:


                                                                          Year ended
                                                                       December 28, 1997
                                                                       -----------------
                                                                                      Weighted Average
                                                               Shares                 Exercise Price
                                                               ------                 --------------
Outstanding, beginning of Period                                  ----                   $  ----
Granted                                                        707,666                   $  3.11
                                                               -------                   -------
Outstanding, end of Period                                     707,666                   $  3.11
                                                               =======                   =======
Exercisable, end of Period                                      50,000
Weighted average fair value of options                         =======
granted                                                        $  2.38
                                                               =======

The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been increased to the following pro forma amounts for 1997:

                Net Loss       As Reported                        $(3,974,576)
                               Pro Forma                           (4,093,576)
                Diluted EPS    As Reported                              (0.76)
                               Pro Forma                                (0.79)

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997: risk-free interest rate of 6.01%; no expected dividend yield; expected lives of 7 years; and expected volatility of 80%.


6. INCOME TAXES

As of December 28, 1997 and December 29, 1996, the Company's deferred taxes consisted primarily of net operating loss carryforwards, preopening costs not currently deductible and accelerated methods of depreciation. The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits.

As of December 28, 1997, the Company had net operating loss carryforwards of approximately $2.3 million, which, if not used, will expire through 2012.

The following is a reconciliation of the tax expense recorded in these financial statements to the federal and state tax rate based on statutory rates.

                                                        FOR THE YEARS ENDED
                                                        -------------------
                                                  DECEMBER 28,     DECEMBER 29,
                                                       1997             1996
                                                 ---------------  ------------
          Net loss.............................    $(3,974,576)    $(2,327,602)
          Expected rate........................             40%             40%
                                                   -----------       ---------
          Expected tax benefit.................     (1,589,831)       (931,000)
          Valuation allowance..................      1,589,381         931,000
                                                   -----------       ---------
          Tax benefit recognized...............    $       ---     $       ---
                                                   ===========     ===========


7. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company has entered into various operating leases for its existing and future restaurant which have an initial lease term of ten to fifteen years with an option for renewal. All of these leases contain provisions for contingent rentals based on a percentage of gross revenues, as defined, and contain provisions for payments of real estate taxes, insurance and common area costs. In addition, certain of these leases provide for tenant inducements and rent abatement. Total rent expense, including common area costs, real estate taxes and percentage rent, was $236,642 and $2,683, for the years 1997 and 1996, respectively.

Future minimum rental payments (including one restaurant which is not yet open and excluding percentage rent) are as follows as of December 28, 1997:

             1998                    $ 284,162
             1999                      524,640
             2000                      688,256
             2001                      559,371
             2002                      574,779
             Thereafter              5,418,897
                                    ----------
                                    $8,050,105
                                    ==========

LITIGATION

The Company is involved in various legal actions rising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or the results of its operations.

8. RELATED PARTY TRANSACTIONS

The principal shareholder, director and executive officer provided essentially all of the Company's working capital in the development stage. During the year ended December 29, 1996 the maximum amount of such indebtedness outstanding was $1,213,469. At December 29, 1996, the amount outstanding of such indebtedness was $447,787. Included in these amounts were concept development costs to be reimbursed for a demonstration restaurant owned and operated by the principal shareholder in the amount of $278,101. The Company paid interest at 11.5% on these advances. There were no fixed repayment terms on the advances. All amounts were repaid in November 1997 from the proceeds of the Company's initial public offering.

During 1997, Krienik Advertising Inc., an Ohio corporation whose President, Chief Executive Officer and 100% shareholder is a director of the Company, provided marketing and advertising services to the Company. Fees paid for these services (including payments for subcontracted media, printing, production and research services) amounted to $565,287 for the year ended December 28, 1997.

9. SUBSEQUENT EVENT

On February 25, 1998, the Company changed the name of its restaurant concept from Hotel Discovery to Cafe Odyssey. The Company believes that the new name better reflects the concept's primary focus on award-winning food, served in a unique environment of adventure, imagination, exploration and innovation. In conjunction with this action, the Company's Board of Directors approved a change in its corporate name from Hotel Discovery, Inc. to Cafe Odyssey, Inc., subject to shareholder approval. The Cafe Odyssey name will be used for the planned Mall of America Restaurant and all subsequent restaurants. The Kenwood Restaurant will retain the name "Hotel Discovery".