Form 10QSB
period 1998-03-29
HOTEL DISCOVERY INC
filed 1998-05-13
CIK 1044738

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1998
                                                     OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM         TO
                                           -------    -------

                         COMMISSION FILE NUMBER 0-23243
--------------------------------------------------------------------------------
                              HOTEL DISCOVERY, INC.
                 (Name of Small Business Issuer in its Charter)

           MINNESOTA                                    31-1487885
  (State or Other Jurisdiction of                    (I.R.S. Employer
  Incorporation or Organization)                    Indentification No.)

     4801 W. 81ST STREET, SUITE 112                       55437
        BLOOMINGTON, MN                                 (Zip Code)
  (Address of principal executive offices)

                                  612-837-9917
                (Issuer's telephone number, including area code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 7, 1998, the number of shares outstanding of the Issuer's Common Stock was 8,000,189.

Transitional Small Business Disclosure Format (check one):
        Yes [ ]     No [X]

                           FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in the following pages, particularly regarding estimates of the number and locations of new restaurants that the Company intends to open during fiscal 1998 and 1999, constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. Forward-looking statements involve a number of risks and uncertainties, and, in addition to the factors discussed in this Form 10-QSB, among the other factors that could cause actual results to differ materially are the following: the Company's ability to identify and secure suitable locations on acceptable terms, obtain additional capital necessary for expansion on acceptable terms, open new restaurants in a timely manner, hire and train additional restaurant personnel and integrate new restaurants into its operations; the continued implementation of the Company's strict business discipline over a growing restaurant base; the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; changes in customer dining patterns; competitive pressures from other national and regional restaurant chains; business conditions, such as inflation or a recession, and growth in the restaurant industry and the general economy; changes in monetary and fiscal policies, laws and regulations; and other risks identified from time to time in the Company's SEC reports, registration statements and public announcements.

--------------------------------------------------------------------------------

                              HOTEL DISCOVERY, INC.

                                      INDEX

                                                                      PAGE
                                                                      ----
PART I    FINANCIAL INFORMATION                                         4

ITEM 1.   Financial Statements                                          4

          Balance Sheets -
               March 29, 1998 and December 28, 1997                     5

          Statements of Operations -
               For the thirteen weeks ended March 29, 1998 and
               March 30, 1997                                           6

          Statements of Cash Flows -
               For the thirteen weeks ended March 29, 1998 and
               March 30, 1997                                           7

          Condensed Notes to the Financial Statements                   8

ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      10

ITEM 3.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure                           12

PART II   OTHER INFORMATION                                             13

ITEM 1.   Legal Proceedings                                             13

ITEM 4.   Submission of Matters to a Vote of Security Holders           13

ITEM 6.   Exhibits and Reports on Form 8-K                              13

          Signatures                                                    14

                        PART I - FINANCIAL INFORMATION


ITEM 1.         FINANCIAL STATEMENTS - INDEX

                Balance Sheets - March 29, 1998 and December 28, 1997

                Statements of Operations - For the thirteen weeks ended March 29, 1998 and March 30, 1997

                Statements of Cash Flows - For the thirteen weeks ended March 29, 1998 and March 30, 1997

                Condensed Notes to the Financial Statements

                              HOTEL DISCOVERY, INC.
                                BALANCE SHEETS

                                                                          March 29,                 December 28,
                                                                            1998                        1997
                                                                            ----                        ----
                            ASSETS                                      (Unaudited)

CURRENT ASSETS:
     Cash and cash equivalents                                         $   4,873,266               $   9,222,174
     Landlord allowance receivable                                         1,600,000                         ---
     Inventories                                                              40,012                      41,766
     Other current assets                                                    418,422                     250,043
                                                                       -------------               -------------
               Total current assets                                        6,931,700                   9,513,983

PROPERTY AND EQUIPMENT, net                                                7,806,207                   5,270,160

OTHER ASSETS                                                                  52,710                      55,908
                                                                       -------------               -------------
                                                                       $  14,790,617               $  14,840,051
                                                                       =============               =============

            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term notes payable                                                    ---                     200,000
     Accounts payable                                                        418,695                     669,380
     Accrued expenses                                                        121,835                     115,774
     Salaries and wages payable                                              179,356                     366,674
     Current portion of long-term debt                                        52,065                      69,420
                                                                       -------------               -------------
               Total current liabilities                                     771,951                   1,421,249

DEFERRED RENT                                                              1,600,000                         ---

LONG-TERM DEBT, less current portion                                         852,165                     852,165

CONVERTIBLE PROMISSORY NOTES PAYABLE                                         150,000                     150,000
                                                                       -------------               -------------
               Total liabilities                                           3,374,116                   2,423,414
                                                                       -------------               -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value, 100,000,000 shares
          authorized; 8,000,189 shares issued and outstanding                 80,002                      80,002
     Additional paid-in capital                                           20,152,948                  20,152,948
     Less: Common stock subscribed                                         (400,000)                   (400,000)
     Accumulated deficit                                                 (8,416,449)                 (7,416,312)
                                                                       -------------               -------------
               Total shareholders' equity                                 11,416,501                  12,416,638
                                                                       -------------               -------------

                                                                       $  14,790,617               $  14,840,051
                                                                       =============               =============





The accompanying condensed notes are an integral part of these balance sheets.

                              HOTEL DISCOVERY, INC.
                           STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                           Thirteen weeks ended
                                                                           --------------------
                                                                      March 29,               March 30,
                                                                         1998                    1997
                                                                         ----                    ----
NET SALES                                                          $      804,319            $  1,047,765
                                                                   --------------            ------------

COSTS AND EXPENSES:
     Food, beverage and retail costs                                      218,416                 357,943
     Labor and benefits                                                   318,157                 592,618
     Restaurant operating expenses                                        363,445                 290,793
     Depreciation and amortization                                        125,840                 137,000
     Selling, general and administrative expenses                         742,135                 398,293
     Pre-opening and development costs                                    127,318                     ---
                                                                   --------------            ------------
               Total costs and expenses                                 1,895,311               1,776,647
                                                                   --------------            ------------

LOSS FROM OPERATIONS                                                   (1,090,992)               (728,882)
                                                                   --------------            ------------

INTEREST INCOME (EXPENSE), net                                             90,855                 (19,638)
                                                                   --------------            ------------

NET LOSS                                                           $   (1,000,137)           $   (748,520)
                                                                   ==============            ============

BASIC AND DILUTED WEIGHTED AVERAGE                                      8,000,189               4,092,400
                                                                   ==============            ============
   OUTSTANDING SHARES

BASIC AND DILUTED NET LOSS PER SHARE                               $        (0.13)           $      (0.18)
                                                                   ==============            ============



   The accompanying condensed notes are an integral part of these financial statements.

                              HOTEL DISCOVERY, INC.
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                           Thirteen weeks ended
                                                                                        -------------------------
                                                                                       March 29,            March 30,
                                                                                         1998                 1997
                                                                                         ----                 ----
 OPERATING ACTIVITIES:
      Net loss                                                                       $  (1,000,137)       $   (748,520)
      Adjustments to reconcile net loss to cash flows from operating ctivities:
                Depreciation                                                               149,641             137,000
                Changes in operating assets and liabilities:
                     Inventories                                                             1,754              20,300
                     Other current assets                                                 (168,379)            (48,152)
                     Other assets                                                            3,198                 401
                     Accounts payable                                                     (250,685)             18,225
                     Accrued expenses                                                     (181,257)           (333,153)
                                                                                     -------------        ------------
                          Net cash used in operating activities                         (1,445,865)           (953,899)
                                                                                     -------------        ------------

 INVESTING ACTIVITIES:
      Purchase of property and equipment                                                (2,685,688)           (217,117)
                                                                                     -------------        ------------

 FINANCING ACTIVITIES:
      Net borrowings/(payments) on short-term notes payable                               (200,000)         (2,500,000)
      Advances/(payments) from/(to) shareholder                                                ---             650,642
      Proceeds from issuance of stock                                                          ---             396,000
      Principal repayments on long-term debt                                               (17,355)            (11,570)
                                                                                     -------------        ------------
                          Net cash used in financing activities                           (217,355)         (1,464,928)
                                                                                     -------------        ------------

 DECREASE IN CASH AND CASH EQUIVALENTS                                                  (4,349,298)         (2,635,944)
 CASH AND CASH EQUIVALENTS, beginning                                                    9,222,174           2,709,136
                                                                                     -------------           ---------

 CASH AND CASH EQUIVALENTS, ending                                                   $   4,873,266        $     73,192
                                                                                     =============        ============

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for interest                                                         $      24,910        $     44,990
      Cash paid for income taxes                                                               ---                 ---
      Non-cash items - landlord allowance receivable                                     1,600,000                 ---



   The accompanying condensed notes are an integral part of these financial statements.

                              HOTEL DISCOVERY, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                        MARCH 29, 1998 AND MARCH 30, 1997


1.   GENERAL

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

On February 25, 1998 the Company changed the name of its restaurant concept from Hotel Discovery to Cafe Odyssey. The Company believes that the new name better reflects the concept's primary focus on award winning food, served in a unique environment of adventure, imagination, exploration and innovation. In conjunction with this action, the Company's Board of Directors approved a change in its corporate name from Hotel Discovery, Inc. to Cafe Odyssey, Inc., subject to shareholder approval. The Cafe Odyssey name will be used for the planned Mall of America Restaurant and all subsequent restaurants. At the present time, the company intends to retain the name "Hotel Discovery" for the Kenwood Restaurant because of its already established and well-received perception in the marketplace.

2.   BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent 10-KSB dated December 28, 1997. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the thirteen weeks ended March 29, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended December 27, 1998.

The Company has adopted a 52-53-week accounting period ending on the Sunday nearest December 31 of each year.

3.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following as of:

                                         March 29,      December 28,
                                           1998            1997
                                           ----            ----
Building and leasehold
  improvements                          $3,264,307      $3,182,160

Equipment and fixtures                   2,397,902       2,294,503
Construction in progress                 2,907,639         432,497
                                        ----------      ----------
                                         8,569,848       5,909,160

Less: accumulated depreciation            (763,641)       (639,000)
                                        ----------      ----------

Total property and
  equipment, net                        $7,806,207      $5,270,160
                                        ==========      ==========


4.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income", effective beginning in fiscal 1998, establishes standards of disclosure and financial statement display for reporting total comprehensive income and the individual components thereof. The adoption of SFAS No. 130 did not have a material impact on the Company's financial position or results of operations as comprehensive income and net income were the same for all periods presented.

The Company adopted in fiscal 1997, Statement of Financial Accounting Standard
(SFAS) No. 128, "Earnings per Share", which requires disclosure of basic earnings per share, which requires disclosure of basic earnings per share
(EPS) and diluted EPS, which replace the existing primary EPS and fully diluted EPS, as defined by Accounting Principles Board (APB) No. 15. Basic EPS is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the year. Diluted EPS is computed similarly to primary EPS as previously reported provided that, when applying the treasury stock method to common equivalent shares, the Company must use its average share price for the period rather than the more dilutive greater of the average share price or end-of-period share price required by APB No. 15.

The adoption of SFAS No. 128 had no effect on the Company's March 30, 1997 EPS data.

5.   EVENT SUBSEQUENT TO MARCH 29, 1998

During the second quarter of 1998, the Company entered into a lease agreement with Denver Pavilions L.P. to lease approximately 18,000 square feet of space in the Denver Pavilions, an urban retail/entertainment complex to be constructed in downtown Denver, Colorado. The lease has an initial term of fifteen years, with three options to renew for five years each. The lease provides for a fixed minimum annual rent, contingent rent payments based on a percentage of gross revenues, as defined, as well as payments of real estate taxes, insurance and common area costs. In addition, the lease provides for tenant inducements and rent abatement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following discussion should be read in connection with the Company's financial statements and related notes thereto included elsewhere in this report.

OVERVIEW

The Company was formed in January 1994 as an Ohio corporation to develop, own and operate upscale, casual themed restaurants under the name "Hotel Mexico". The Company opened its first restaurant in the Kenwood Shopping Center in Cincinnati, Ohio (the "Kenwood Restaurant") in December 1996. Prior to opening the Kenwood Restaurant, the Company had no revenues and its activities were devoted solely to development. The Company is presently developing two additional restaurants, the first in the Mall of America (the "Mall of America Restaurant") in Bloomington, Minnesota, a suburb of Minneapolis and the second at Denver Pavilions (the "Denver Restaurant") in Denver, Colorado.

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

RESULTS OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED MARCH 29, 1998 AND MARCH 28, 1997

The Company had no revenues or operations during the period from January 13, 1994 (Inception) to December 19, 1996 (the opening of the Kenwood Restaurant). Accordingly, comparisons to periods prior to December 19, 1996 are not meaningful.

For the thirteen weeks ended March 29, 1998 (hereinafter referred to as "first quarter of 1998"), the Company had net sales of $804,319 compared to $1,047,765 for the thirteen weeks ended March 30, 1997 (hereinafter referred to as "first quarter of 1997"). This decline in sales is attributable to a comparison of steady-state operations at the Kenwood Restaurant for the first quarter of 1998 as compared to its initial "honeymoon" period in the first quarter of 1997.

For the first quarter of 1998, food, beverage and retail costs were $218,416 or 27.2% of sales compared to $357,943 or 34.2% of sales for the first quarter of 1997. The improvement in food, beverage and retail costs as a percentage of sales is due primarily to improved operating efficiencies.

For the first quarter of 1998, labor, benefits and other direct restaurant operating expenses were $681,602 or 84.7% of sales compared to $883,411 or 84.3% of sales for the first quarter of 1997. This result occurred despite the lower sales volume in the first quarter of 1998 as compared to the first quarter of 1997 and the relatively high fixed cost component of restaurant operating expenses at the Kenwood Restaurant.

Although no assurances can be given, management believes that the Kenwood Restaurant's current level of sales, trained workforce and general operation will continue to improve its restaurant-level performance in future periods.

For the first quarter of 1998, the Company had a net loss of $1,000,137 compared to a net loss of $748,520 for the first quarter of 1997. The net loss for the first quarter of 1998 is primarily attributable to continued concept development and pre-opening costs of approximately $127,000, as well as additional general and administration expenses incurred as the Company increased its corporate overhead structure for the development of additional restaurants. The net loss for the first quarter of 1997 was largely attributable to the start-up operations at the Kenwood Restaurant. Continued development of the Company's concept will impact pre-opening and general and administrative expenses on an ongoing basis.

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

When completed, the Company estimates that capital expenditures for the Mall of America Restaurant will be approximately $4.9 million, net of landlord contributions of $1.6 million and minimum rent abatement of approximately $405,000. As of March 29, 1998, the costs incurred to date for the Mall of America Restaurant were approximately $3.1 million. The Mall of America Restaurant is expected to be complete in the second quarter of 1998.

The Company's primary sources of working capital have been proceeds from the sale of Common Stock to and borrowings from its principal shareholder, Stephen
D. King, the private placement of Common Stock and debt, as well as the proceeds from the Company's initial public offering of Units in November 1997. For the first quarters of 1998 and 1997, the Company used $1,445,865 and $953,899, respectively, in cash flow for operating activities. As of March 29, 1998 and March 28, 1997, the Company had working capital of $6,159,749 and a working capital deficit of $856,969, respectively.

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

The Company intends to open one restaurant in 1998 and one to three restaurants in 1999. The Company estimates that its capital expenditures (net of estimated landlord contributions) will be approximately $10 to $15 million in fiscal 1998 and $10 to $20 million in fiscal 1999. The Company expects to finance its concept development and expansion through cash flow from operations, the exercise of its Class A Warrants and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.

ITEM 3. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 4, 1998, the Company, with the approval of its Board of Directors and Audit Committee, engaged Arthur Andersen LLP as the independent public accountants for Hotel Discovery, Inc. Prior to the engagement of Arthur Andersen LLP, Ernst & Young LLP had served as the independent public accountants for the Company. The report prepared by Ernst & Young LLP as of December 29, 1996 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty of audit scope or accounting principles. In connection with the audit of the financial statements as of December 29, 1996, and through February 4, 1998, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the subject matter of the disagreements in its reports.
This Current Report was filed on Form 8-K on February 4, 1998 and on Form 8-K/A on February 9, 1998.

                          PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

        11.     Computation of Net Loss per Common Share

        27.     Financial Data Schedule


    (b) REPORTS ON FORM 8-K

        On February 4, 1998, the Company filed a report on Form 8-K relating to the dismissal by the Company as of February 4, 1998 of Ernst & Young LLP as its independent public accountants and the engagement of Arthur Andersen LLP as its new independent public accountants as of February 4, 1998.

                                  SIGNATURES


        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          HOTEL DISCOVERY, INC.

                          By: /s/ Anne D. Huemme
                              --------------------
                          Anne D. Huemme
                          Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)


Date:  May 13, 1998

                                EXHIBIT INDEX


Exhibit Number                       Description
--------------                        -----------

     11                              Computation of Net Loss Per Common Share

     27                              Financial Data Schedule