Form 10QSB
period 1998-06-28
CAFE ODYSSEY INC
filed 1998-08-12
CIK 1044738

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)
   [X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1998
                                                     OR
   [  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NUMBER 0-23243
 ------------------------------------------------------------------------------
                               CAFE ODYSSEY, INC.
           (Name of Small Business Issuer as Specified in Its Charter)

        MINNESOTA                                      31-1487885
  (State or Other Jurisdiction of                   (I.R.S. Employer
  Incorporation or Organization)                    Indentification No.)

                         4801 W. 81ST STREET, SUITE 112
                              BLOOMINGTON, MN 55437
                    (Address of Principal Executive Offices)

                                  612-837-9917
                (Issuer's Telephone Number, Including Area Code)

                              HOTEL DISCOVERY, INC.
                         4801 W. 81ST STREET, SUITE 112
                              BLOOMINGTON, MN 55437

           (Former Name, Former Address and Former Fiscal Address,
                        if Changed Since Last Report)



    Check whether the issuer: (1) filed all reports required to be filed by
    Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of August 10, 1998, the number of shares outstanding of the Issuer's Common Stock, $0.01 par value was 8,000,089.

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

  ---------------------------------------------------------------------------

                               CAFE ODYSSEY, INC.

                                      INDEX


                                                                                                       PAGE

 PART I            FINANCIAL INFORMATION                                                                4
     ITEM 1.       Financial Statements

                   Balance Sheets as of June 28, 1998 and December 28, 1997                             4

                   Statements of Operations for the thirteen weeks ended June 28, 1998                  5
                   and June 29, 1997 and the twenty-six weeks ended June 28, 1998 and June 29, 1997

                   Statements of Cash Flows for the twenty-six weeks ended June 28, 1998                6
                   and June 29, 1997

                   Condensed Notes to the Financial Statements                                          7

     ITEM 2.       Management's Discussion and Analysis of Financial Condition and                      9
                   Plan of Operations

 PART II           OTHER INFORMATION                                                                    12

     ITEM 1.       Legal Proceedings                                                                    12

     ITEM 4.       Submission of Matters to a Vote of Security Holders                                  12

     ITEM 5.       Other Information                                                                    12

     ITEM 6.       Exhibits and Reports on Form 8-K                                                     12

                   Signatures                                                                           14


                               CAFE ODYSSEY, INC.
                                 BALANCE SHEETS

                                                                                   June 28,                     December 28,
                                                                                     1998                           1997
                                                                                     ----                           ----
                                    ASSETS                                      (Unaudited)
         CURRENT ASSETS:
              Cash and cash equivalents                                         $   2,552,161               $   9,222,174
              Landlord allowance receivable                                         1,600,000                          --
              Inventories                                                             122,381                      41,766
              Other current assets                                                    444,201                     250,043
                                                                                -------------               -------------
                         Total current assets                                       4,718,743                   9,513,983

         PROPERTY AND EQUIPMENT, net                                               11,280,457                   5,270,160

         OTHER ASSETS, net                                                            374,204                      55,908
                                                                                -------------               -------------
                                                                                $  16,373,404               $  14,840,051
                                                                                =============               =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
         CURRENT LIABILITIES:
              Short-term notes payable                                                    ---                     200,000
              Accounts payable                                                      2,619,738                     669,380
              Accrued salaries and wages                                              310,461                     366,674
              Other accrued expenses                                                  123,634                     115,773
              Current portion of long-term debt                                       999,969                      69,420
                                                                                -------------               -------------
                        Total current liabilities                                   4,053,802                   1,421,247

         DEFERRED RENT                                                              1,615,222                         ---

         LONG-TERM DEBT, less current portion                                         678,892                     852,165

         CONVERTIBLE PROMISSORY NOTES PAYABLE                                         150,000                     150,000
                                                                                -------------               -------------
                        Total liabilities                                           6,497,916                   2,423,412
                                                                                -------------               -------------
         COMMITMENTS AND CONTINGENCIES (Note 4)

         SHAREHOLDERS' EQUITY:
              Common stock, $0.01 par value, 100,000,000 shares
                 authorized; 8,000,089 and 8,000,189 shares issued
                   and outstanding                                                     80,001                      80,002
              Additional paid-in capital                                           20,152,650                  20,152,949
              Less: Common stock subscribed                                          (400,000)                   (400,000)
              Accumulated deficit                                                  (9,957,163)                 (7,416,312)
                                                                                -------------               -------------
                        Total shareholders' equity                                  9,875,488                  12,416,639
                                                                                -------------               -------------
                                                                                $  16,373,404               $  14,840,051
                                                                                =============               =============



                          The accompanying condensed notes are an integral part of these balance sheets.

                               CAFE ODYSSEY, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              Thirteen weeks ended               Twenty-six weeks ended
                                                              --------------------               -----------------------
                                                             June 28,        June 29,          June 28,         June 29,
                                                               1998            1997              1998             1997
                                                             --------        --------          --------         --------
      NET SALES                                            $ 1,195,676      $  816,799        $ 1,999,995      $ 1,864,564
                                                           -----------      ----------        -----------      -----------
      COSTS AND EXPENSES:
         Food, beverage and retail costs                       343,587         254,172            562,003          612,115
         Labor and benefits                                    532,787         443,684            850,944        1,036,302
         Restaurant operating expenses                         345,117         311,262            708,562          602,055
         Depreciation and amortization                         185,299         138,000            311,139          275,000
         Selling, general and administrative
             expenses                                          676,394         367,280          1,418,529          765,573
         Pre-opening and development costs                     663,875         189,423            791,193          189,423
                                                           -----------      ----------        -----------      -----------
            Total costs and expenses                         2,747,059       1,703,821          4,642,370        3,480,468
                                                           -----------      ----------        -----------      -----------

      LOSS FROM OPERATIONS                                  (1,551,383)       (887,022)        (2,642,375)      (1,615,904)

      INTEREST INCOME/(EXPENSE), net                            10,669         (46,149)           101,524          (65,787)
                                                           -----------      ----------        -----------      -----------
      NET LOSS                                             $(1,540,714)     $ (933,171)       $(2,540,851)     $(1,681,691)
                                                           ===========      ==========        ===========      ===========
      BASIC AND DILUTED NET LOSS PER SHARE                      $(0.19)         $(0.21)            $(0.32)          $(0.39)
                                                                ======          ======             ======           ======
      BASIC AND DILUTED WEIGHTED AVERAGE
         OUTSTANDING SHARES                                  8,000,158       4,503,698          8,000,174        4,298,048
                                                           ===========      ==========        ===========      ===========



   The accompanying condensed notes are an integral part of these financial statements.

                               CAFE ODYSSEY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   Twenty-six weeks ended
                                                                                                   ----------------------
                                                                                              June 28,             June 29,
                                                                                                1998                  1997
                                                                                               ------               ------
         OPERATING ACTIVITIES:
              Net loss                                                                       $(2,540,851)         $(1,681,691)
              Adjustments to reconcile net loss to cash flows from operating activities:
                  Depreciation and amortization                                                  311,139              275,000
                  Shares issued for services                                                        ---                19,200
                  Changes in operating assets and liabilities:
                       Inventories                                                               (80,615)               6,770
                       Other current assets                                                     (194,158)            (114,361)
                       Other assets                                                             (318,296)            (181,183)
                       Accounts payable                                                        1,950,358              (52,688)
                       Accrued salaries and wages                                                (56,213)            (138,299)
                       Other accrued expenses                                                      7,861             (524,171)
                       Deferred rent                                                              15,222                  ---
                                                                                             -----------          -----------
                            Net cash used in operating activities                               (905,553)          (2,391,423)
                                                                                             -----------          -----------
         INVESTING ACTIVITIES:
              Purchases of property and equipment                                             (6,321,436)            (448,246)
                                                                                             -----------          -----------
         FINANCING ACTIVITIES:
              Net borrowings/(payments) on short-term notes payable                             (200,000)             300,000
              Payments to shareholder                                                                ---              (99,357)
              Proceeds from issuance of long-term debt                                           791,986                  ---
              Principal repayments on long-term debt                                             (34,710)             (28,925)
              Proceeds from issuance of stock                                                        ---            1,868,446
              Repurchase of common stock                                                            (300)                 ---
              Payments received on stock subscriptions                                               ---               90,000
                                                                                             -----------          -----------
                     Net cash from financing activities                                          556,976            2,130,164
                                                                                             -----------          -----------
         DECREASE IN CASH AND CASH EQUIVALENTS                                                (6,670,013)            (709,505)
         CASH AND CASH EQUIVALENTS, beginning of period                                        9,222,174            2,707,561
                                                                                             -----------          -----------
         CASH AND CASH EQUIVALENTS, end of period                                            $ 2,552,161          $ 1,998,056
                                                                                             ===========          ===========
         SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
              Cash paid for interest                                                         $    34,342          $    65,787
              Cash paid for income taxes                                                             ---                  ---
              Non-cash items - landlord allowance receivable                                   1,600,000                  ---


   The accompanying condensed notes are an integral part of these financial statements.

                               CAFE ODYSSEY, INC.
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                         JUNE 28, 1998 AND JUNE 29, 1997


1.       DESCRIPTION OF THE BUSINESS

Cafe Odyssey, Inc. (the Company) owns and operates two restaurants, one in Cincinnati, Ohio (the Kenwood Restaurant), which operates under the trade name "Hotel Discovery", and one in the Mall of America in a suburb of Minneapolis, Minnesota (the Mall of America Restaurant), which operates under the trade name "Cafe Odyssey." The Kenwood Restaurant opened under the name "Hotel Mexico" on December 19, 1996. The Mall of America Restaurant opened on June 8, 1998. Prior to the opening of the Kenwood Restaurant, the Company was in the development stage.

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

On February 25, 1998, the Company changed the name of its restaurant concept from Hotel Discovery to Cafe Odyssey. The Company believes that the new name better reflects the concept's primary focus on award-winning food, served in a unique environment of adventure, imagination, exploration and innovation. The Cafe Odyssey name is being used for the Mall of America Restaurant and will be used for all subsequent restaurants. At the present time, the Company intends to retain the name "Hotel Discovery" for the Kenwood Restaurant because of its already established name.

On May 21, 1998, the Company changed its corporate name from Hotel Discovery, Inc. to Cafe Odyssey, Inc. to reflect the change in the name of its restaurant concept to Cafe Odyssey. In conjunction with this change, the Company's symbols for its Units, Common Stock and Class A Warrants on the Nasdaq SmallCap market were changed from HOTDU, HOTD and HOTDW to CODYU, CODY and CODYW, respectively, effective May 26, 1998.


2.        BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent 10-KSB dated December 28, 1997. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the thirteen and twenty-six week periods ended June 28, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended December 27, 1998.

The Company has adopted a 52-53-week accounting period ending on the last Sunday in December of each year.

3.        RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income," effective beginning in fiscal 1998, establishes standards of disclosure and financial statement display for reporting total comprehensive income and the individual components thereof. The adoption of SFAS No. 130 did not have an impact on the Company's financial position or results of operations as comprehensive income and net income were the same for all periods presented.

In fiscal 1997, the Company adopted SFAS No. 128, "Earnings per Share", which requires disclosure of basic earnings per share (EPS) and diluted EPS, which replace the existing primary EPS and fully diluted EPS, as defined by Accounting Principles Board (APB) No.15. Basic EPS is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the year. Diluted EPS is computed similarly to primary EPS as previously reported provided that, when applying the treasury stock method to common equivalent shares, the Company must use its average share price for the period rather than the more dilutive greater of the average share price or end-of-period share price required by APB No.15. The adoption of SFAS No. 128 had no effect on the Company's June 29, 1997 EPS data.

During April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position
(SOP) 98-5, "Reporting of the Costs of Start-up Activities." SOP 98-5 requires companies to expense as incurred all start-up and pre-opening costs that are not otherwise capitalizable as long-lived assets. The adoption of the new accounting standard had no effect on the Company, as all pre-opening costs have been expensed as incurred since inception.

4.        COMMITMENTS & CONTINGENCIES

In May 1998, the Company entered into an operating lease for a future restaurant located in downtown Denver, Colorado. The lease is for a term of 15 years and contains provisions for contingent rentals based on a percentage of gross revenues, as defined, and contains provisions for payments of real estate taxes, insurance and common area costs. In addition, the Company will receive various tenant inducements and rent abatement.

5.        STOCK OPTIONS

In May 1998, the Company adopted the 1998 Directors' Stock Option Plan, whereby stock options to acquire an aggregate of 250,000 shares of the Company's common stock can be granted to the Company's outside directors. The Company has granted options on 20,000 shares through June 28, 1998.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in connection with the Company's financial statements and related notes thereto included elsewhere in this report.

OVERVIEW

The Company was formed in January 1994 as an Ohio corporation to develop, own and operate upscale, casual themed restaurants under the name "Hotel Mexico". The Company opened its first restaurant in the Kenwood Shopping Center in Cincinnati, Ohio (the "Kenwood Restaurant") in December 1996 under the trade name "Hotel Mexico." The Company subsequently renamed its Kenwood Restaurant "Hotel Discovery", under which name this restaurant continues to operate. Prior to opening the Kenwood Restaurant, the Company had no revenues and its activities were devoted solely to development. The Company opened its second restaurant under the trade name "Cafe Odyssey" in the Mall of America (the "Mall of America Restaurant") in Bloomington, Minnesota, a suburb of Minneapolis, on June 8, 1998. During the second quarter of 1998, the Company entered into a lease agreement for approximately 18,000 square feet of space in the Denver Pavilions, an urban retail/entertainment complex currently under construction in downtown Denver, Colorado. The Company expects to open a Cafe Odyssey restaurant in the Denver Pavilions leased space in the first quarter of 1999.

Future revenue and profits, if any, will depend upon various factors, including market acceptance of the Hotel Discovery/Cafe Odyssey concept, the quality of the restaurant operations, the ability to expand to multi-unit locations and general economic conditions. The Company's present source of revenue is limited to its existing restaurants. There can be no assurance the Company will successfully implement its expansion plans, in which case it will continue to be dependent on the revenues from the existing restaurants. The Company also faces all of the risks, expenses and difficulties frequently encountered in connection with the expansion and development of a new and expanding business. Furthermore, to the extent the Company's expansion strategy is successful, it must manage the transition to multiple-site operations, higher volume operations, the control of overhead expenses and the addition of necessary personnel.

The Company uses a 52- or 53-week fiscal year ending on the last Sunday in December of each year.

RESULTS OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED JUNE 28, 1998 AND JUNE 29,
1997

For the thirteen weeks ended June 28, 1998 (hereinafter, "second quarter of 1998"), the Company had net sales of $1,195,676 compared to $816,799 for the thirteen weeks ended June 29, 1997 (hereinafter, "second quarter of 1997"). The increase in sales is attributable to the opening of the Mall of America Restaurant in the second quarter of 1998, offset by a continued decline in sales at the Kenwood Restaurant for the second quarter of 1998 as compared to the second quarter of 1997.

For the second quarter of 1998, food, beverage and retail costs were $343,587 or 28.7% of sales compared to $254,172 or 31.1% of sales for the second quarter of 1997. The improvement in food, beverage and retail costs as a percentage of sales is due primarily to improved operating efficiencies at the Kenwood Restaurant.

For the second quarter of 1998, labor, benefits and other direct restaurant operating expenses were $877,904 or 73.4% of sales compared to $754,946 or 92.4% of sales for the second quarter of 1997. This improvement in labor, benefits and other direct restaurant operating expenses as a percentage of sales is due primarily as a result of improved operating efficiencies at the Kenwood Restaurant and the higher sales levels experienced at the Mall of America Restaurant.

For the second quarter of 1998, the Company had a net loss of $1,540,714 compared to a net loss of $933,171 for the second quarter of 1997. The net loss for the second quarter of 1998 is primarily attributable to operating losses at the Kenwood Restaurant, start-up operations at the Mall of America Restaurant, general and administrative expenses associated with building a senior management team to execute the Company's growth plans and the remaining pre-opening costs for the Mall of America Restaurant. The net loss for the second quarter of 1997 was largely attributable to the continued start-up operations at the Kenwood Restaurant, as well as its repositioning to the trade name Hotel Discovery from Hotel Mexico. Continued development of the Company's concept will impact pre-opening and general and administrative expenses on an ongoing basis.

RESULTS OF OPERATIONS FOR THE TWENTY-SIX WEEKS ENDED JUNE 28, 1998 AND JUNE 29, 1997

For the twenty-six weeks ended June 28, 1998 (hereinafter, "first half of 1998"), the Company had net sales of $1,999,995 compared to $1,864,564 for the twenty-six weeks ended June 29, 1997 (hereinafter, "first half of 1997"). The increase in sales is attributable to the opening of the Mall of America Restaurant in the second quarter of 1998, offset by a decline in sales at the Kenwood Restaurant for the first half of 1998 as compared to its post-grand opening period during the first half of 1997.

For the first half of 1998, food, beverage and retail costs were $562,003 or 28.1% of sales compared to $612,115 or 32.8% of sales for the first half of 1997. The improvement in food, beverage and retail costs as a percentage of sales is due primarily to improved operating efficiencies at the Kenwood Restaurant in the first half of 1998 as compared to its start-up operations in the first half of 1997.

For the first half of 1998, labor, benefits and other direct restaurant operating expenses were $1,559,506 or 78.0% of sales compared to $1,638,357 or 87.9% of sales for the first half of 1997. This improvement in labor, benefits and other direct restaurant operating expenses as a percentage of sales is due primarily as a result of improved operating efficiencies at the Kenwood Restaurant in the first half of 1998 as compared to its start-up operations in the first half of 1997, as well as the higher sales levels experienced at the Mall of America Restaurant.

For the first half of 1998, the Company had a net loss of $2,540,851 compared to a net loss of $1,681,691 for the first half of 1997. The net loss for the first half of 1998 is primarily attributable to operating losses at the Kenwood Restaurant, start-up operations at the Mall of America Restaurant, general and administrative expenses associated with building a senior management team to execute the Company's growth plans and the remaining pre-opening costs for the Mall of America. The net loss for the first half of 1997 was largely attributable to the start-up operations at the Kenwood Restaurant, as well as its repositioning to the trade name Hotel Discovery from Hotel Mexico. Continued development of the Company's concept will impact pre-opening and general and administrative expenses on an ongoing basis.

LIQUIDITY AND CAPITAL RESOURCES

Since Inception, the Company's principal capital requirements have been (i) the development of the Company and the Hotel Discovery/Cafe Odyssey concept, (ii) the construction of the Kenwood Restaurant and the acquisition of furniture, fixtures and equipment therein and (iii) the development and construction of the Mall of America Restaurant. Total capital expenditures for the Kenwood Restaurant were approximately $5.1 million, net of landlord contributions. Total capital expenditures for the Mall of America Restaurant were approximately $5.1 million, net of landlord contributions of approximately $1.6 million and minimum rent abatement of approximately $405,000.

The Company's primary sources of working capital have been proceeds from the sale of Common Stock to and borrowings from its principal shareholder, chairman and founder, Stephen D. King, the private placement of Common Stock and debt, equipment lease financing, as well as the proceeds from the Company's initial public offering of Units in November 1997. For the first halves of 1998 and 1997, the Company used $905,553 and $2,391,423, respectively, in cash flow for operating activities. As of June 28, 1998 and June 29, 1997, the Company had working capital of $664,941 and a working capital deficit of $1,684,117, respectively.

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

The Company intends to open one to three restaurants in 1999. The Company estimates that its capital expenditures (excluding any landlord contributions) will be approximately $10 to $15 million in fiscal 1998 and $10 to $20 million in fiscal 1999. The Company expects to finance its concept development and expansion through cash flow from operations, the exercise of its Class A Warrants and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (A) On May 21, 1998, the Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held.

     (B) At the Annual Meeting, all of management's nominees for directors as listed in the proxy statement were elected with the following votes:


                               Shares Voted "For"          Shares "Withheld"
                               ------------------          -----------------
   Ronald K. Fuller               5,950,631                    12,700
   Stephen D. King                5,950,731                    12,600
   Michael L. Krienik             5,950,731                    12,600
   Martin J. O'Dowd               5,947,665                    15,666
   Thomas W. Orr                  5,950,631                    12,700

     (C) At the Annual Meeting, the Shareholders also approved an amendment to the Company's Articles of Incorporation to change the name of the Company from Hotel Discovery, Inc. to Cafe Odyssey, Inc. 5,919,631 votes were cast in favor of the amendment; 23,550 votes opposed; and 20,150 votes abstained.

      (D) At the Annual Meeting, the Shareholders also approved an amendment to the Company's 1997 Stock Option and Compensation Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 750,000 shares to 1,250,000 shares. 4,336,168 votes were cast in favor of the amendment; 327,162 votes opposed; and 46,750 votes abstained.


      (E) At the Annual Meeting, the Shareholders also approved adoption of the 1998 Director Stock Option Plan. 4,208,236 votes were cast in favor of the adoption; 359,567 votes opposed; and 182,571 votes abstained.


    ITEM 5.    OTHER INFORMATION

               On May 21, 1998, the Securities and Exchange Commission adopted an amendment to Rule 14a-4, as promulgated under the Securities and Exchange Act of 1934. The amendment to 14a-4(c)(1) governs the Company's use of its discretionary proxy voting authority with respect to a shareholder proposal which the shareholder has not sought to include in the Company's proxy statement. The new amendment provides that if a proponent of a proposal fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then the management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the meeting, without any discussion of the matter in the proxy statement.

               With respect to the Company's 1999 Annual Meeting of Shareholders, if the Company is not provided notice of a shareholder proposal which the shareholder has not previously sought to include in the Company's proxy statement by April 7, 1999, the management proxies will be allowed to use their discretionary authority as outlined above.

    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (A)   EXHIBITS

               3    Articles of Incorporation, as amended

10.1 Third Amendment dated February 25, 1998 to the 1997 Stock Option and Compensation Plan

10.2              1998 Director Stock Option Plan

10.3 Amendment to Loan Documents dated as of June 28, 1998 by and among PNC Bank, National Association, Stephen D. King and Cafe Odyssey, Inc.

27                Financial Data Schedule



(B)       REPORTS ON FORM 8-K

         On May 27, 1998, the Company filed a report on Form 8-K relating to its execution on May 12, 1998 of a lease agreement with Denver Pavilions L.P. to lease approximately 18,000 square feet of space for a Cafe Odyssey restaurant in the Denver Pavilions, an urban retail/entertainment complex currently under construction in downtown Denver, Colorado.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CAFE ODYSSEY, INC.

                                        By: /s/ Anne D. Huemme
                                           ----------------------------------
                                        Anne D. Huemme
                                        Vice President-Finance and Chief
                                        Financial Officer (Principal Financial
                                        and Accounting Officer)

Date:    August 12, 1998

                                  EXHIBIT INDEX

Exhibit Number                      Description
--------------                      -----------
     3                              Articles of Incorporation, as amended

     10.1 Third Amendment dated February 25, 1998 to the 1997 Stock Option and Compensation Plan

     10.2                           1998 Director Stock Option Plan

     10.3 Amendment to Loan Documents dated as of June 28, 1998 by and among PNC Bank, National Association, Stephen D. King and Cafe Odyssey, Inc.

     27                             Financial Data Schedule