Form 10QSB
period 1998-09-27
CAFE ODYSSEY INC
filed 1998-11-12
CIK 1044738

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1998

                                        OR

   [] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM         TO
                                     ---------  --------


                         COMMISSION FILE NUMBER 0-23243
--------------------------------------------------------------------------------
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



   Check whether the issuer: (1) filed all reports required to be filed by
   Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   As of November 6, 1998, the number of shares outstanding of the Issuer's Common Stock, $0.01 par value was 8,000,089.

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                           FORWARD-LOOKING STATEMENTS

   Certain of the matters discussed in the following pages, particularly regarding estimates of the number and locations of new restaurants that the Company intends to open during fiscal 1998 and 1999, constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. Forward-looking statements involve a number of risks and uncertainties, and, in addition to the factors discussed in this Form 10-QSB, among the other factors that could cause actual results to differ materially are the following: the Company's ability to identify and secure suitable locations on acceptable terms, obtain additional capital necessary for expansion on acceptable terms, open new restaurants in a timely manner, hire and train additional restaurant personnel and integrate new restaurants into its operations; the continued implementation of the Company's business discipline over a growing restaurant base; the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; changes in customer dining patterns; competitive pressures from other national and regional restaurant chains; business conditions, such as inflation or a recession, and growth in the restaurant industry and the general economy; any impact of the Year 2000 issue, especially with regard to the Company and vendors; changes in monetary and fiscal policies, laws and regulations; and other risks identified from time to time in the Company's SEC reports, registration statements and public announcements.

--------------------------------------------------------------------------------

                               CAFE ODYSSEY, INC.

                                      INDEX

                                                                                          PAGE

PART I         FINANCIAL INFORMATION                                                       4

      ITEM 1.  Financial Statements

               Balance Sheets as of September 27, 1998 and December 28, 1997               4

               Statements of Operations for the thirteen weeks ended                       5
               September 27, 1998 and September 28, 1997 and the thirty-nine weeks ended September 27, 1998 and September 28, 1997

               Statements of Cash Flows for the thirty-nine weeks ended                    6
               September 27, 1998 and September 28, 1997

               Condensed Notes to the Financial Statements                                 7

      ITEM 2.  Management's Discussion and Analysis of Financial Condition and             9
               Results of Operations

PART II        OTHER INFORMATION                                                          13

      ITEM 1.  Legal Proceedings                                                          13

      ITEM 4.  Submission of Matters to a Vote of Security Holders                        13

      ITEM 6.  Exhibits and Reports on Form 8-K                                           13

               Signatures                                                                 14

                               CAFE ODYSSEY, INC.
                                 BALANCE SHEETS


                                                          September 27,               December 28,
                                                              1998                        1997
                                                         --------------              --------------
                                    ASSETS                  (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                           $    1,287,027              $    9,222,174
     Inventories                                                142,898                      41,766
     Other current assets                                       622,989                     250,043
                                                         --------------              --------------
                Total current assets                          2,052,914                   9,513,983

PROPERTY AND EQUIPMENT, net                                  11,738,959                   5,270,160

OTHER ASSETS, net                                               433,903                      55,908
                                                         --------------              --------------
                                                         $   14,225,776               $  14,840,051
                                                         ==============               =============

            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term notes payable                                       ---                     200,000
     Accounts payable                                         1,009,915                     669,380
     Salaries and wages payable                                 388,437                     366,674
     Other accrued expenses                                     133,262                     115,773
     Current portion of long-term debt                          145,188                      69,420
                                                         --------------              --------------
               Total current liabilities                      1,676,802                   1,421,247

DEFERRED RENT                                                 1,683,911                         ---

LONG-TERM DEBT, less current portion                          1,826,021                     852,165

CONVERTIBLE PROMISSORY NOTES PAYABLE                            150,000                     150,000
                                                         --------------              --------------
               Total liabilities                              5,336,734                   2,423,412
                                                         --------------              --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock, $0.01 par value, 100,000,000 shares
          authorized; 8,000,089 shares issued and
          outstanding                                            80,001                      80,002
     Additional paid-in capital                              20,152,650                  20,152,949
     Less: Common stock subscribed                             (400,000)                   (400,000)
     Accumulated deficit                                    (10,943,609)                 (7,416,312)
                                                         --------------              --------------
               Total shareholders' equity                     8,889,042                  12,416,639
                                                         --------------              --------------

                                                         $   14,225,776              $   14,840,051
                                                         ==============              ==============



 The accompanying condensed notes are an integral part of these balance sheets.

                               CAFE ODYSSEY, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              Thirteen weeks ended               Thirty-nine weeks ended
                                                           ---------------------------         ---------------------------
                                                            September        September          September        September
                                                              27, 1998        28, 1997           27, 1998         28, 1997
                                                           -----------      ----------        -----------      -----------
      NET SALES                                            $ 2,522,048      $  839,171        $ 4,522,043      $ 2,703,735
                                                           -----------      ----------        -----------      -----------

      COSTS AND EXPENSES:
         Food, beverage and retail costs                       701,781         252,820          1,263,784          864,935
         Labor and benefits                                    883,681         332,173          1,734,625        1,368,475
         Restaurant operating expenses                         862,182         235,047          1,570,744          837,102
         Depreciation and amortization                         313,597         164,000            624,736          439,000
         Selling, general and administrative                   649,073         455,364          2,067,602        1,220,937
            expenses
         Pre-opening and development costs                      60,513         306,755            851,706          496,178
                                                           -----------      ----------        -----------      -----------
            Total costs and expenses                         3,470,827       1,746,159          8,113,197        5,226,627

      LOSS FROM OPERATIONS                                    (948,779)       (906,988)        (3,591,154)      (2,522,892)

      INTEREST INCOME/(EXPENSE), net                           (37,667)        (34,931)            63,857         (100,718)
                                                           -----------      ----------        -----------      -----------

      NET LOSS                                             $  (986,446)     $ (941,919)       $(3,527,297)     $(2,623,610)
                                                           ===========      ==========        ===========      ===========

      BASIC AND DILUTED NET LOSS PER SHARE                 $     (0.12)     $    (0.18)       $     (0.44)     $     (0.57)
                                                           ===========      ==========        ===========      ===========

      BASIC AND DILUTED WEIGHTED AVERAGE                     8,000,089       5,278,115          8,000,145        4,624,738
         OUTSTANDING SHARES                                ===========      ==========        ===========      ===========












 The accompanying condensed notes are an integral part of these financial statements.

                               CAFE ODYSSEY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Thirty-nine weeks ended
                                                                                  -----------------------------------
                                                                                    September 27,       September 28,
                                                                                       1998                 1997
                                                                                  --------------       --------------
OPERATING ACTIVITIES:
     Net loss                                                                     $   (3,527,297)      $   (2,623,610)
     Adjustments to reconcile net loss to cash flows from operating activities:
        Depreciation and amortization                                                    624,736              439,000
        Shares issued for services                                                           ---               19,200
        Changes in operating assets and liabilities:
             Inventories                                                                (101,132)               6,393
             Other current assets                                                       (372,946)             (88,011)
             Other assets                                                               (377,995)             (38,154)
             Accounts payable                                                            340,535              285,774
             Salaries and wages payable                                                   21,763             (106,720)
             Other accrued expenses                                                       88,900             (489,003)
                                                                                  --------------       --------------
                  Net cash used in operating activities                               (3,303,436)          (2,595,131)
                                                                                  --------------       --------------

INVESTING ACTIVITIES:
     Purchases of property and equipment                                              (7,093,535)          (1,106,958)
                                                                                  --------------       --------------

FINANCING ACTIVITIES:
     Net payments on short-term notes payable                                           (200,000)          (2,100,000)
     Allowance from landlord                                                           1,612,500                  ---
     Advances from shareholder                                                               ---               77,323
     Net proceeds from equipment financing                                             1,002,976
     Proceeds from issuance of long-term debt                                          1,000,000                  ---
     Principal repayments on long-term debt                                             (953,352)             (46,280)
     Proceeds from issuance of stock                                                        (300)           3,240,503
     Collections on stock subscriptions                                                      ---               90,000
                                                                                  --------------       --------------
                         Net cash from financing activities                            2,461,824            1,261,546
                                                                                  --------------       --------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                 (7,935,147)          (2,440,543)
CASH AND CASH EQUIVALENTS, beginning of period                                         9,222,174            2,707,561
                                                                                  --------------       --------------

CASH AND CASH EQUIVALENTS, end of period                                          $    1,287,027       $      267,018
                                                                                  ==============       ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                       $       82,132       $       50,259
     Cash paid for income taxes                                                              ---                  ---






 The accompanying condensed notes are an integral part of these financial statements.

                               CAFE ODYSSEY, INC.
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                    SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997


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

On February 25, 1998, the Company changed the name of its restaurant concept from Hotel Discovery to Cafe Odyssey. The Company believes that the new name better reflects the concept's primary focus on award-winning food, served in a unique environment of adventure, imagination, exploration and innovation. In conjunction with this action, the Company's Board of Directors and shareholders approved a change in its corporate name from Hotel Discovery, Inc. to Cafe Odyssey, Inc. The Cafe Odyssey name is being used for the Mall of America Restaurant and will be used for all subsequent restaurants. At the present time, the Company intends to retain the name "Hotel Discovery" for the Kenwood Restaurant because of its already established name.

On May 21, 1998, the Company changed its corporate name from Hotel Discovery, Inc. to Cafe Odyssey, Inc. to reflect the change in the name of its restaurant concept to Cafe Odyssey. In conjunction with this change, the Company's symbols for its Units, Common Stock and Class A Warrants on the Nasdaq SmallCap market were changed from HOTDU, HOTD and HOTDW to CODYU, CODY and CODYW, respectively, effective May 24, 1998.

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

2.       BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent 10-KSB dated December 28, 1997. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the thirteen and thirty-nine week periods ended September 27, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended January 3, 1999.

The Company has adopted a 52-53-week accounting period ending on the Sunday nearest December 31 of each year.

3.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income," which was adopted by the Company as of December 29, 1997, established standards of disclosure and financial statement display for reporting total comprehensive income and the individual components thereof. The adoption of SFAS No. 130 did not have a material impact on the Company's financial position or results of operations as comprehensive income and net income were the same for all periods presented.

In fiscal 1997, the Company adopted SFAS No. 128, "Earnings per Share," which requires disclosure of basic earnings per share (EPS) and diluted EPS, which replace the existing primary EPS and fully diluted EPS, as defined by Accounting Principles Board (APB) No.15. Basic EPS is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the year. Diluted EPS is computed similarly to primary EPS as previously reported provided that, when applying the treasury stock method to common equivalent shares, the Company must use its average share price for the period rather than the more dilutive greater of the average share price or end-of-period share price required by APB No.15. The adoption of SFAS No. 128 had no effect on the Company's September 28, 1997 EPS data.

Statement of Position (SOP) 98-5, "Reporting of the Costs of Start-up Activities" was adopted by the Company as of December 29, 1997. SOP 98-5 requires companies to expense as incurred all start-up and pre-opening costs that are not otherwise capitalizable as long-lived assets. The adoption of the new accounting standard had no effect on the Company, as all pre-opening costs have been expensed as incurred since inception.

4.       DEBT

In September 1998, the Company entered into a $3,000,000 revolving line of credit facility with a financial institution. This credit facility is secured by an open-ended leasehold mortgage, security agreement and assignment of rents, income and proceeds ("Mortgage"), which Mortgage encumbers the leasehold improvements of the Kenwood Restaurant. In addition, certain directors of the Company entered into a joint and several limited guaranty of $1,000,000 of the Company's borrowings under this credit facility. In consideration of these guarantees, the Company issued 40,000 five-year warrants to each of these individuals at an exercise price of $0.75 per share in November 1998. Based on the guarantees existent as of September 27, 1998, $1,000,000 of the line of credit was available to the Company. Subsequent to September 27, 1998, guarantees for the other $2,000,000 were obtained. Two of the directors also each severally guaranteed another $500,000, and the other director guaranteed another $1,000,000, of such borrowings. All three individuals pledged certain collateral to the financial institution in connection with the latter guarantees. In exchange for such guarantees and pledges of collateral, the Company issued 200,000 five-year warrants each to two of the directors, and 400,000 five-year warrants to the other director, all at an exercise price of $0.75 per share in November 1998. The Board of Directors of the Company also authorized the issuance of additional warrants and the payment of cash penalties to the three directors if the borrowings are not repaid in full by September
30, 1999. This credit facility provides for monthly payments of interest accrued on the outstanding unpaid principal balance at a rate equal to the Prime Rate, or 8.25% as of September 27, 1998. As of September 27, 1998, the Company had borrowings of $1,000,000 under this credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in connection with the Company's financial statements and related notes thereto included elsewhere in this report.

OVERVIEW

The Company was formed in January 1994 as an Ohio corporation to develop, own and operate upscale, casual themed restaurants under the name "Hotel Mexico." The Company opened its first restaurant in the Kenwood Shopping Center in Cincinnati, Ohio (the "Kenwood Restaurant") in December 1996 under the trade name "Hotel Mexico." The Company subsequently renamed its Kenwood Restaurant "Hotel Discovery," under which name this restaurant continues to operate. Prior to opening the Kenwood Restaurant, the Company had no revenues and its activities were devoted solely to development. The Company opened its second restaurant under the trade name "Cafe Odyssey" in the Mall of America (the "Mall of America Restaurant") in Bloomington, Minnesota, a suburb of Minneapolis, on June 8, 1998. During the second quarter of 1998, the Company entered into a lease agreement for approximately 18,000 square feet of space in the Denver Pavilions, an urban retail/entertainment complex currently under construction in downtown Denver, Colorado. The Company expects to open a Cafe Odyssey restaurant in the Denver Pavilions leased space in the first quarter of 1999.

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

The Company uses a 52- or 53-week fiscal year ending on the Sunday nearest December 31 of each year.

RESULTS OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997

For the thirteen weeks ended September 27, 1998 (hereinafter, "third quarter of 1998"), the Company had net sales of $2,522,048 compared to $839,171 for the thirteen weeks ended September 28, 1997 (hereinafter, "third quarter of 1997"). The increase in sales is attributable to the opening of the Mall of America Restaurant in the second quarter of 1998, offset by a decline in sales at the Kenwood Restaurant for the third quarter of 1998 as compared to the third quarter of 1997 during which the Kenwood Restaurant was "re-opened" as "Hotel Discovery."

For the third quarter of 1998, food, beverage and retail costs were $701,781 or 27.8% of sales compared to $252,820 or 30.1% of sales for the third quarter of 1997. The improvement in food, beverage and retail costs as a percentage of sales is due primarily to improved food and beverage controls and menu management in both the Mall of America Restaurant and the Kenwood Restaurant.

For the third quarter of 1998, labor, benefits and other direct restaurant operating expenses were $1,745,863 or 69.2% of sales compared to $567,220 or 67.6% of sales for the third quarter of 1997. This increase in labor, benefits and other direct restaurant operating expenses as a percentage of sales is due primarily as a result of operating inefficiencies at the Kenwood Restaurant, caused by the inability to leverage some relatively fixed operating costs against the lower sales levels experienced at the Kenwood Restaurant. This effect was partially offset by better efficiencies at the Mall of America Restaurant, which allowed better leverage of operating costs against the higher sales levels experienced at the Mall of America Restaurant.

For the third quarter of 1998, the Company had a net loss of $986,446 compared to a net loss of $941,919 for the third quarter of 1997. The net loss for the third quarter of 1998 is primarily attributable to operating losses at the Kenwood Restaurant, general and administrative expenses associated with building the senior management team to execute the Company's growth plans and the initial pre-opening costs for the Company's third restaurant in Denver. The net loss for the third quarter of 1997 was largely attributable to expenses incurred in repositioning the Company's trade name from Hotel Mexico to Hotel Discovery, general and administrative expenses associated with building a senior management team to execute the Company's growth plans and the initial pre-opening costs for the Company's Mall of America restaurant. Continued development of the Company's concept and execution of the Company's growth strategy will impact pre-opening and general and administrative expenses on an ongoing basis.

RESULTS OF OPERATIONS FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997

For the thirty-nine weeks ended September 27, 1998 (hereinafter, "first three quarters of 1998"), the Company had net sales of $4,522,043 compared to $2,703,735 for the thirty-nine weeks ended September 28, 1997 (hereinafter, "first three quarters of 1997"). The increase in sales is attributable to the opening of the Mall of America Restaurant in the second quarter of 1998, offset by a decline in sales at the Kenwood Restaurant for the first three quarters of 1998 as compared to its post-grand opening in the first quarter of 1997 and its re-opening as "Hotel Discovery" in the third quarter of 1997.

For the first three quarters of 1998, food, beverage and retail costs were $1,263,784 or 27.9% of sales compared to $864,935 or 32.0% of sales for the first three quarters of 1997. The improvement in food, beverage and retail costs as a percentage of sales is due primarily to better efficiencies from food and beverage controls and waste management at the higher volume Mall of America Restaurant and improved food and beverage controls and menu management at the Kenwood Restaurant.

For the first three quarters of 1998, labor, benefits and other direct restaurant operating expenses were $3,305,369 or 73.1% of sales compared to $2,205,577 or 81.6% of sales for the first three quarters of 1997. This improvement in labor, benefits and other direct restaurant operating expenses as a percentage of sales is due primarily as a result of improved operating efficiencies at the Kenwood Restaurant in the first half of 1998 as compared to its start-up operations in the first half of 1997, as well as the better efficiencies in leveraging operating costs against the higher sales levels experienced at the Mall of America Restaurant.

For the first three quarters of 1998, the Company had a net loss of $3,527,297 compared to a net loss of $2,623,610 for the first three quarters of 1997. The net loss for the first three quarters of 1998 is primarily attributable to operating losses at the Kenwood Restaurant, start-up operations at the Mall of America Restaurant, general and administrative expenses associated with building a senior management team to execute the Company's growth plans, costs associated with repositioning the Company's trade name to Cafe Odyssey from Hotel Discovery and pre-opening costs for the Mall of America and Denver restaurants. The net loss for the first three quarters of 1997 was largely attributable to the start-up operations at the Kenwood Restaurant, costs associated with repositioning the trade name to Hotel Discovery from Hotel Mexico and initial pre-opening costs for the Mall of America restaurant. Continued development of the Company's concept and execution of the Company's growth strategy will impact pre-opening and general and administrative expenses on an ongoing basis.

LIQUIDITY AND CAPITAL RESOURCES

Since Inception, the Company's principal capital requirements have been (i) the development of the Company and the Hotel Discovery/Cafe Odyssey concept, (ii) the construction of the Kenwood Restaurant and the acquisition of furniture, fixtures and equipment therein (iii) the development and construction of the Mall of America Restaurant and the Denver Restaurant and (iv) the funding of operating cash flow deficits. Total capital expenditures for the Kenwood Restaurant were approximately $5.1 million, net of landlord contributions. Total capital expenditures for the Mall of America Restaurant were approximately $5.0 million, net of landlord contributions of approximately $1.6 million, minimum rent abatement of approximately $405,000 and approximately $308,000 in one-time production and mold costs that will be allocated to the Company's next two restaurants.

The Company's primary sources of working capital have been proceeds from the sale of Common Stock to and borrowings from its principal shareholder, chairman and founder, Stephen D. King, the private placement of Common Stock and debt, equipment lease financing, as well as the proceeds from the Company's initial public offering of Units in November 1997. For the first three quarters of 1998 and 1997, the Company used $3,303,436 and $2,595,131, respectively, in cash flow for operating activities. As of September 27, 1998, the Company had working capital of $376,112.

In November 1997, the Company completed an initial public offering of 2,500,000 Units, each Unit consisting of one share of Common Stock and one redeemable Class A Warrant at an initial public offering price of $5.00 per Unit. In December 1997, the Company issued an additional 100,000 Units to its principal underwriter, R.J. Steichen & Company, pursuant to the underwriter's decision to exercise a portion of its over-allotment option. The Company received net proceeds of approximately $11.2 million in conjunction with the initial public offering and the partial exercise of the underwriter's over-allotment.

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

In September 1998, the Company entered into a $3,000,000 revolving line of credit facility with The Provident Bank. This credit facility is secured by an open-ended leasehold mortgage, security agreement and assignment of rents, income and proceeds ("Mortgage"), which Mortgage encumbers the leasehold improvements of the Kenwood Restaurant. In addition, Stephen D. King, the Chairman of the Company, and Jerry L. Ruyan and Greg C. Mosher, directors of the Company, entered into a joint and several guaranty of $1,000,000 of the Company's borrowings under this credit facility. In consideration of these guarantees, the Company issued 40,000 five-year warrants to each of these individuals at an exercise price of $0.75 per share in November 1998. Messrs. King and Ruyan also each severally guaranteed another $500,000, and Mr. Mosher severally guaranteed another $1,000,000, of such borrowings. All three individuals pledged certain collateral to The Provident Bank in connection with the latter guarantees. In exchange for such guarantees and pledges of collateral, the Company issued 200,000 five-year warrants to each of Messrs. King and Ruyan, and 400,000 five-year warrants to Mr. Mosher, all at an exercise price of $0.75 per share in November 1998. The Board of Directors of the Company also authorized the issuance of additional warrants and the payment of cash penalties to Messrs. King, Ruyan and Mosher if the borrowings from The Provident Bank are not repaid in full by September 30, 1999. This credit facility provides for monthly payments of interest accrued on the outstanding unpaid principal balance at a rate equal to the Prime Rate, or 8.25% as of September 27, 1998. As of September 27, 1998, the Company had borrowings of $1,000,000 under this credit facility.

The Company intends to open up to two restaurants in 1999. The Company estimates that its capital expenditures (excluding any landlord contributions) will be approximately $9 to $12 million in fiscal 1998 and $3 to $10 million in fiscal 1999. The Company expects to finance its concept development and expansion through cash flow from operations, the exercise of its Class A Warrants and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.

IMPACT OF THE YEAR 2000 ISSUE

INTRODUCTION. The term "Year 2000" is used to describe general problems that may result from improper processing of dates and date-sensitive calculations by computers or other machinery as the year 2000 is approached and reached. This problem stems from the fact that many of the world's computer hardware and software applications have historically used only the last two digits to refer to a year. As a result, many of these computer programs do not or will not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. The following information was prepared to comply with the guidelines for Year 2000 disclosure that the Securities and Exchange Commission issued in an Interpretative Release, effective August 4, 1998. These guidelines require significantly more detailed information than was previously required by the Commission.

THE COMPANY'S STATE OF READINESS. To operate its business, the Company relies on many third party information technology systems ("IT"), including its point of sale, table seating and reservation management, inventory management, credit card processing, payroll, accounts payable, fixed assets, banking and general ledger systems. The Company does not maintain any proprietary IT systems and has not made any modifications to any of the IT systems provided to it by its IT vendors. The Company has requested that each of the vendors providing hardware and software to run these systems ("IT vendors") complete a Year 2000 compliance questionnaire. The Company has not yet received completed questionnaires from all of its IT vendors. Of those questionnaires that have been completed, the Company has been provided software upgrades and enhancements that, when installed, will ensure that the information technology systems associated with that particular vendor will be Year 2000 compliant. The Company expects that all assurances and/or IT upgrades and enhancements from its IT vendors will be completed and installed by June 1, 1999.

The Company also relies upon government agencies, utility companies, providers of telecommunications services, food, beverage and retail product suppliers and other third party product and service providers ("Material Relationships"), over which it can assert little control. The Company's ability to conduct its core business is dependent upon the ability of these Material Relationships to ensure Year 2000 compliance, to the extent they affect the Company. If the telecommunications carriers, public utilities, key food, beverage and retail product suppliers and other Material Relationships do not appropriately rectify their Year 2000 issues, the Company's ability to conduct its core business may be materially impacted, which could result in a material adverse effect on the Company's financial condition.

The Company has begun an assessment of all Material Relationships to determine risk and assist in the development of contingency plans. This effort is expected to be completed by April 1, 1999.

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES. The Company expenses costs associated with its Year 2000 compliance efforts as the costs are incurred. The Company has not yet incurred any expenses in connection with its Year 2000 compliance efforts to date, and estimates it will spend no more than $5,000 to complete its Year 2000 compliance efforts. The Company estimates that the only costs that it will incur in connection with its Year 2000 compliance efforts will be in the testing phase, which will not occur until it has received assurances from each of its IT vendors that their IT systems upon which the Company relies are Year 2000 compliant. All costs associated with bringing these IT systems into Year 2000 compliance are expected to be borne by the Company's IT vendors. It is expected that the Company will have received these assurances and will begin its testing phase by April 1, 1999. It should be noted, however, that the Company is unable to estimate the costs that it may incur as a result of Year 2000 problems suffered by its IT vendors and Material Relationships, and that there can be no assurance that the Company will successfully identify and rectify all its Year 2000 problems.

RISKS PRESENTED BY YEAR 2000 PROBLEMS. The Company has not yet begun the testing phase of its Year 2000 compliance efforts. As a result, the Company cannot fully assess the risks from any potential Year 2000 issues. Once the testing phase is underway, which is expected to occur no later than April 1, 1999, the Company may identify areas of its core business that are at risk of Year 2000 disruption. In addition, many of the Company's critical Material Relationships may not appropriately address their Year 2000 issues, the result of which could have a material adverse effect on the Company's financial condition and results of operations.

THE COMPANY'S CONTINGENCY PLANS. Because the Company has not yet begun the testing phase of its Year 2000 compliance efforts, and accordingly has not yet fully assessed its risks from any potential Year 2000 issues, the Company has not yet developed detailed contingency plans specific to Year 2000 issues for any specific areas of business. The Company expects, however, to develop detailed contingency plans specific to Year 2000 issues once the testing phase of its Year 2000 compliance efforts is complete and its key risks have been assessed.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  EXHIBITS

        10.1 Open-End Leasehold Mortgage, Security Agreement and Assignment of Rents, Income and Proceeds made as of September 23, 1998 by the Company to The Provident Bank ("Provident")

        10.2 Revolving Promissory Note Mortgage Loan dated September 23, 1998 between the Company and Provident

        10.3 Security Agreement dated as of September 23, 1998 between the Company and Provident

        27    Financial Data Schedule

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CAFE ODYSSEY, INC.

                                   By: /s/ Anne D. Huemme
                                      ------------------
                                   Anne D. Huemme
                                   Vice President-Finance and Chief
                                   Financial Officer
Date:    November 12, 1998          (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number                     Description
--------------                     -----------

         10.1 Open-End Leasehold Mortgage, Security Agreement and Assignment of Rents, Income and Proceeds made as of September 23, 1998 by the Company to The Provident Bank ("Provident")

         10.2 Revolving Promissory Note Mortgage Loan dated September 23, 1998 between the Company and Provident

         10.3 Security Agreement dated as of September 23, 1998 between the Company and Provident

         27                        Financial Data Schedule