Form 10QSB/A
period 1998-09-27
CAFE ODYSSEY INC
filed 1999-02-05
CIK 1044738

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-QSB

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

4.       DEBT

In September 1998, the Company entered into a $3,000,000 revolving line of credit facility with a financial institution. This credit facility is secured by an open-ended leasehold mortgage, security agreement and assignment of rents, income and proceeds ("Mortgage"), which Mortgage encumbers the leasehold improvements of the Kenwood Restaurant. In addition, certain directors of the Company entered into a joint and several limited guaranty of $1,000,000 of the Company's borrowings under this credit facility. In consideration of these guarantees, the Company issued 40,000 five-year warrants to each of these individuals at an exercise price of $0.75 per share in November 1998. Based on the guarantees existent as of September 27, 1998, $1,000,000 of the line of credit was available to the Company. Subsequent to September 27, 1998, guarantees for the other $2,000,000 were obtained. Two of the directors also each severally guaranteed another $500,000, and an individual who is not an officer or director of the Company guaranteed another $1,000,000, of such borrowings. All three individuals pledged certain collateral to the financial institution in connection with the latter guarantees. In exchange for such guarantees and pledges of collateral, the Company issued 200,000 five-year warrants to each of the two directors, and 400,000 five-year warrants to the other guarantor, all at an exercise price of $0.75 per share. The Board of Directors of the Company also authorized the issuance of additional warrants and the payment of cash penalties to the two directors and the other guarantor if the borrowings are not repaid in full by September 30, 1999. This credit facility provides for monthly payments of interest accrued on the outstanding unpaid principal balance at a rate equal to the Prime Rate, or 8.25% as of September 27, 1998. As of September 27, 1998, the Company had borrowings of $1,000,000 under this credit facility.

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

In September 1998, the Company entered into a $3,000,000 revolving line of credit facility with The Provident Bank. This credit facility is secured by an open-ended leasehold mortgage, security agreement and assignment of rents, income and proceeds ("Mortgage"), which Mortgage encumbers the leasehold improvements of the Kenwood Restaurant. In addition, Stephen D. King, the Chairman of the Company, and Jerry L. Ruyan and Greg C. Mosher, directors of the Company (Mr. Mosher has since resigned as a director), entered into a joint and several guaranty of $1,000,000 of the Company's borrowings under this credit facility. In consideration of these guarantees, the Company issued 40,000 five-year warrants to each of these individuals at an exercise price of $0.75 per share in November 1998. Messrs. King and Ruyan also each severally guaranteed another $500,000, and in January 1999 an individual who is not an officer or director of the Company severally guaranteed another $1,000,000, of such borrowings. All three individuals pledged certain collateral to The Provident Bank in connection with the latter guarantees. In exchange for such guarantees and pledges of collateral, the Company issued 200,000 five-year warrants to each of Messrs. King and Ruyan, and 400,000 five-year warrants to the other guarantor, all at an exercise price of $0.75 per share. The Board of Directors of the Company also authorized the issuance of additional warrants and the payment of cash penalties to Messrs. King and Ruyan and the other guarantor if the borrowings from The Provident Bank are not repaid in full by September 30, 1999. This credit facility provides for monthly payments of interest accrued on the outstanding unpaid principal balance at a rate equal to the Prime Rate, or 8.25% as of September 27, 1998. As of September 27, 1998, the Company had borrowings of $1,000,000 under this credit facility.

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

                                   CAFE ODYSSEY, INC.

                                   By: /s/ Stephen D. King
                                      ---------------------
                                   Stephen D. King
                                   Chairman of the Board and Chief
                                   Financial Officer
Date:    February 5, 1999          (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number                     Description
--------------                     -----------

         10.1 Open-End Leasehold Mortgage, Security Agreement and Assignment of Rents, Income and Proceeds made as of September 23, 1998 by the Company to The Provident Bank ("Provident") *

         10.2 Revolving Promissory Note Mortgage Loan dated September 23, 1998 between the Company and Provident *

         10.3 Security Agreement dated as of September 23, 1998 between the Company and Provident *

         27                        Financial Data Schedule *






* Previously filed