Form 10KSB
period 1999-01-03
CAFE ODYSSEY INC
filed 1999-04-05
CIK 1044738

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(MARK ONE)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 3, 1999

                                       OR

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO

                         COMMISSION FILE NUMBER 0-23243

                               CAFE ODYSSEY, INC.
                 (Name of Small Business Issuer in its Charter)

           MINNESOTA                                        31-1487885
  (State or Other Jurisdiction of                        (I.R.S. Employer
   Incorporation or Organization)                        Identification No.)

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer had total revenues of $6,932,891 for its fiscal year ended January 3, 1999.

As of April 2, 1999, the aggregate market value of the voting and non-voting common equity held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers and directors are "affiliates" of the Issuer) of the Issuer was $5,558,588 based upon the last reported sale price in the Nasdaq SmallCap Market on April 2, 1999 of $0.81 per share.

As of January 3, 1999, the number of shares outstanding of the Issuer's Common Stock was 8,000,089.

Transitional Small Business Disclosure Format:   Yes [  ]  No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Issuer's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on June 3, 1999 are incorporated by reference in Part III hereof.


                           FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in the following pages, particularly regarding estimates of the number and locations of new restaurants that the Company intends to open during fiscal 1999 and 2000, constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. Forward-looking statements involve a number of risks and uncertainties, and, in addition to the factors discussed in this Form 10-KSB, other factors that could cause actual results to differ materially are the following: the Company's ability to identify and secure suitable locations on acceptable terms; obtain additional capital necessary for expansion on acceptable terms; open new restaurants in a timely manner; hire and train additional restaurant personnel and integrate new restaurants into its operations; the continued implementation of the Company's strict business discipline over a growing restaurant base; the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; changes in customer dining patterns; competitive pressures from other national and regional restaurant chains; business conditions, such as inflation or a recession, and growth in the restaurant industry and the general economy; changes in monetary and fiscal policies, laws and regulations; and other risks identified from time to time in the Company's SEC reports, registration statements and public announcements.

--------------------------------------------------------------------------------

                               CAFE ODYSSEY, INC.

                                      INDEX


                                                                                                                     PAGE
                                                                                                                     ----
   PART I
         Item 1.  Description of Business                                                                              4
         Item 2.  Description of Property                                                                             11
         Item 3.  Legal Proceedings                                                                                   13
         Item 4.  Submission of Matters to a Vote of Security Holders                                                 13


   PART II
         Item 5.  Market for Common Equity and Related Stockholder Matters                                            14
         Item 6.  Management's Discussion and Analysis of Financial Condition and Plan of Operations                  14
         Item 7.  Financial Statements                                                                                17
         Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                17

   PART III
         Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
                  of the Exchange Act                                                                                 18
         Item 10. Executive Compensation                                                                              18
         Item 11. Security Ownership of Certain Beneficial Owners and Management                                      18
         Item 12. Certain Relationships and Related Transactions                                                      18
         Item 13. Exhibits, List, and Reports on Form 8-K                                                             18

   Signatures
   Financial Statement Schedules
   Exhibits

                                     PART 1

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Cafe Odyssey, Inc. (the "Company") develops, owns and operates restaurants with multiple themed dining rooms designed to appeal to the upscale casual dining market. The Company owns and operates two full service restaurants, one in Cincinnati, Ohio (the "Kenwood Restaurant"), which operates under the trade name "Hotel Discovery," and one in the Mall of America, located in Bloomington, Minnesota, a suburb of Minneapolis (the "Mall of America Restaurant"), which operates under the trade name "Cafe Odyssey." The Kenwood Restaurant opened under the name "Hotel Mexico" on December 19, 1996. The Mall of America Restaurant opened on June 8, 1998. Prior to the opening of the Kenwood Restaurant, the Company was in the development stage.

On March 15, 1999, the Company opened its third restaurant at the Denver Pavilions, located in the downtown district of Denver, Colorado (the "Denver Pavilions Restaurant"). This restaurant, as with all future restaurants, will be under the trade name Cafe Odyssey.

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

On February 25, 1998, the Company changed the name of its restaurant concept from Hotel Discovery to Cafe Odyssey. The Company believes that the new name better reflects the concept's primary focus on award-winning food, served in a unique environment of adventure, imagination, exploration and innovation. In conjunction with this action, the Company's Board of Directors approved a change in its corporate name from Hotel Discovery, Inc. to Cafe Odyssey, Inc., and on May 21, 1998, at the Annual Shareholders Meeting, approval was recorded. The Kenwood Restaurant will retain the name "Hotel Discovery" because of its established name.

CONCEPT

The Company's existing restaurants are positioned in the upscale casual segment and differentiate themselves from the competition by offering it's guests an enveloping experience that combines award winning food with sophisticated, non-intrusive entertainment. While there are restaurants that have a strong food base and others that focus on entertainment, the Company feels that the "experiential dining" combination it offers is unique to the industry

Based on the concepts of travel, discovery and adventure, each restaurant provides guests with a dining experience in multiple themed environments that capture the romance, passion and nature of exotic locations throughout the world utilizing state-of-the-art technology in sound, video, lighting, scenery and decor. In the Kenwood Restaurant, these themes are embodied in the Safari Room, the Artist Loft, the Observatory and the Mapping Room. The Mall of America Restaurant and the Denver Pavilions Restaurant both contain three dining rooms that replicate the environments of the lost City of Atlantis, the ancient Incan ruins of Machu Picchu in the Andes and the sweeping plains of the Serengeti desert in Tanzania, Africa.

The menu at each restaurant offers a broad range of cuisine from around the world, including "cultural fusion" menu items such as Barcelona Spring Rolls and Asian Tacos. Features include American, Asian, Jamaican, West Indian, Mexican and European tastes and textures. Menu items are freshly made, using only the highest quality fresh meats, produce, spices and other ingredients. The menu mirrors the exploratory journey and adventure society themes of the restaurants.

The Company has created a new tag line for advertising and identification purposes. It states the ongoing refinement of the Cafe Odyssey philosophy:
"Where in the world will you eat today?" This line was debuted at the Denver Pavilions Restaurant.

Each restaurant also has a retail area located at the entrance. The retail component of the Kenwood Restaurant and the Denver Pavilions Restaurant includes a collection of adult and children's casual clothing, including T-shirts, sweatshirts, shirts and caps, and a limited amount of other logo merchandise. The Mall of America Restaurant displays a much larger selection of merchandise centered around the four themes of imagination, invention, exploration and adventure as expressed in the three dining rooms. Such merchandise is expected to include educational toys and games, stationery, prints, telescopes, art materials, jewelry, primitive musical instruments and other gift items.

EXPANSION STRATEGY

Management believes the Cafe Odyssey concept is ideally positioned toward the large and fast growing "baby boomer" segment. Future expansion opportunities for Cafe Odyssey will be targeted towards high traffic upscale malls and resort areas, as well as urban retail and entertainment centers. The present size of a Cafe Odyssey restaurant is between 15,000 and 18,000 square feet. This necessitates locations in areas with significant tourist as well as local traffic. The Company is currently investigating the economics for units in the 12,000 to 14,000 square foot range, to allow the Company more markets for expansion. The Company is currently in the process of negotiating with landlords for future sites, but there can be no assurance that the Company will be able to enter into binding contracts for these or any additional sites.

RESTAURANT OPERATIONS

The Company strives to maintain quality operations through extensive training of its employees and careful supervision of personnel. The Company has developed, and expects to implement at each of its restaurants, a detailed operations manual containing specifications relating to food and beverage preparation, maintenance of premises and employee conduct. Each restaurant is expected to have a director of operations with a staff of five to seven managers and a staff accountant. Each director of operations reports directly to the Company's vice president of operations.

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

Employee Follow-up: Shift schedules are posted weekly for each position. A scheduled manager supervises every shift. Managers are responsible for executing job functions and following a thorough and complete checklist for each category of the restaurant's operations, including the appearance of the outside of the restaurant, dining room, kitchen and rest rooms as well as dining room service and food preparation. Regular one-on-one meetings are held with employees and feedback as to their performance is given on a regular and consistent basis. This feedback includes positive reinforcement as well as redirection when a change in focus is needed. In addition, the restaurant's director of operations holds a weekly circle luncheon for key employees from each position. The President of the Company also holds a quarterly "town meeting" with selected employees to ensure that strong communication continues between the corporate office and each restaurant.

Customer Satisfaction: Management believes that continual guest feedback on the key attributes of food quality, menu variety, service and ambiance is crucial to the Company's success. Guest feedback is currently obtained by weekly tabulation of comment cards that are distributed with every guest check, an extensive mystery diner program and periodic market research and telephone interviews. This constant feedback helps the Company's management monitor guest response to all areas of operations and react accordingly. Checklists are also used to ensure that guests receive a high level of service and food quality. In addition, front-of-the-house management is required to interact with guests in all peak meal periods.

Management's Incentives: Management's incentives include a bonus based upon a percentage of either restaurant-level or corporate cash flow and/or profitability as compared to an annual budget which is approved by senior management. Through its pay-for-performance incentive systems, the Company believes that it has essentially mirrored its compensation system to that of an entrepreneurially owned and operated business.

Financial Controls: Financial controls are monitored through management information systems that track sales, customer counts, food costs, payroll costs and guest lists. All data is reviewed on a daily, weekly and monthly basis, both in the restaurant and in the corporate office. Profit and loss statements are prepared weekly by the restaurant controller and reconciled monthly with the corporate office financial statements. Management believes its systems allow for a prompt reaction to correct deviations and to capitalize on trends.

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

EMPLOYEES

As of January 3, 1999, the Company employed 234 persons, of whom 129 worked in full-time positions and 105 were part-time. The Denver Pavilions Restaurant will employ approximately 250 full- and part-time personnel when operating at full capacity. No current employee is covered by a collective bargaining agreement, and the Company has never experienced an organized work stoppage, strike or labor dispute. The Company considers relations with its employees to be excellent.

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

HMI's operations and the net assets of the Kenwood Partnership were combined on November 14, 1996. On that date, the Kenwood Partnership contributed all of its net assets totaling $1,567,197 to a newly formed corporation in exchange for shares of such corporation. HMI, with total net assets of $631,966, then merged with and into the newly formed corporation, the name of which remained Hotel Mexico, Inc. (hereafter "Hotel Mexico"). Upon consummation of the merger, outstanding shares of HMI were converted into an aggregate of 1,350,000 shares of Common Stock of Hotel Mexico. In conjunction with the dissolution of the Kenwood Partnership in October 1997, the shares of Hotel Mexico Common Stock received by the Kenwood Partnership in the reorganization and other partnership assets were distributed to the general and limited partners in accordance with the Partnership Agreement.

On June 24, 1997, the Board of Directors of Hotel Mexico approved its re-incorporation as a Minnesota corporation named Hotel Discovery, Inc. Following approval of the transaction and of the name change by Hotel Mexico's shareholders at a special meeting held on August 11, 1997, Hotel Mexico was merged with and into Hotel Discovery, Inc., a newly formed Minnesota corporation, on August 22, 1997. Hotel Discovery, Inc. has an authorized capital stock of 100,000,000 undesignated shares, and each share of Common Stock of Hotel Mexico was converted into one share of Common Stock of Hotel Discovery, Inc.

RISK FACTORS

The following discussion should be read in connection with the Company's financial statements and related notes thereto included elsewhere in this report.

LIMITED BASE OF OPERATIONS

As of January 3, 1999, the Company operated only two full service restaurants. Accordingly, the Company faces all of the risks, expenses and difficulties encountered in connection with a concept development company. Management anticipates net losses to continue for the foreseeable future. Due to the limited base of operations, poor operating results at any restaurant or a delay in the planned opening of a restaurant would materially affect the profitability and cash flow of the entire Company, therefore, there can be no assurance that the Company will be able to generate significant revenues or operate profitably. Future revenues and profits, if any, will depend upon various factors, including acceptance of the Cafe Odyssey concept, the quality of restaurant operations, the ability to expand and general economic conditions. Furthermore, to the extent the Company's expansion strategy is successful, there is no assurance that the Company will successfully manage the transition to higher volume operations, control its operating expenses, attract necessary additional personnel or procure the required capital. Because of the substantial financial requirements associated with opening new restaurants, the investment risk related to any one Cafe Odyssey restaurant is much larger than that associated with most other restaurant companies' venues.

DEPENDENCE ON KEY PERSONNEL

The Company will be largely dependent upon the personal efforts and abilities of Stephen D. King, Chairman of the Board, Chief Executive Officer and Chief Financial Officer; and Ronald K. Fuller, President and Chief Operating Officer. The loss or unavailability to the Company of either of these individuals could have a material adverse effect upon the Company's business. The Company maintains a $1,000,000 key-man life insurance policy on Mr.
Fuller.

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

LIMITED FINANCIAL RESOURCES; NEED FOR ADDITIONAL FINANCING

The Company's ability to execute its business strategy depends to a significant degree on its ability to obtain substantial equity capital and other financing to fund the development of additional restaurants. The total cost of developing the Kenwood Restaurant was approximately $5.1 million, which included approximately $3.2 million for building design and construction, approximately $1.9 million for furniture, fixtures and equipment and net of landlord contributions. The total cost of developing the Mall of America Restaurant was approximately $4.6 million, net of landlord contributions. The estimated total cost of developing the Denver Pavilions Restaurant is approximately $4.3 million, net of landlord contributions. There can be no assurance that future restaurants can be developed at similar costs. For continued development of additional restaurants, the Company may be required to seek additional funds through an additional offering of the Company's equity securities or by incurring indebtedness. If additional funds are required, there can be no assurance that any additional funds will be available on terms acceptable to the Company or to its shareholders. New investors may seek and obtain substantially better terms than were granted to present investors and the issuance of such securities would result in dilution to existing shareholders. Furthermore, as the Company prepares to open additional restaurants, it will expend a relatively higher amount on administrative expenses than would a mature company with similar operations.

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

The themed retail business is also highly competitive, particularly in locations experiencing an oversupply of retail businesses. The Company competes with a number of well-established specialty retailers possessing significantly greater financial, marketing, personnel and other resources than the Company.

LONG-TERM, NON-CANCELABLE LEASES

The Company has entered into long-term leases relating to its three restaurant operations. These leases are non-cancelable by the Company (except in limited circumstances) and range in term from 10 to 15 years. Additional restaurants developed by the Company are likely to be subject to similar long-term, non-cancelable leases. If any of the Company's three restaurants or other future restaurants do not perform at profitable levels, and a decision is made to close the unprofitable unit, the Company may nonetheless be committed to perform its obligations under the applicable lease, which would include, among other things, payment of the applicable base rent for the balance of the respective lease term. See "Description of Leases."

CONTROL BY MANAGEMENT

As of January 3, 1999, Stephen D. King controlled approximately 15.5% of the Company's Common Stock. Thus, Mr. King has he ability to substantially influence the election of members of the Board of Directors and to direct the operations and financial affairs of the Company.

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

TRADEMARKS

The Company's ability to successfully implement the Cafe Odyssey concept will depend in part upon its ability to protect its trademarks. The Company has filed a trademark application with the United States Patent and Trademark Office to register both the "Hotel Discovery" and the "Cafe Odyssey" marks and designs. There can be no assurance that the Company will be granted trademark registration for any or all of the proposed uses in the Company's applications. In the event the Company's marks are granted registration, there can be no assurance that the Company can protect such marks and designs against prior users in areas where the Company conducts or will conduct operations. There is no assurance that the Company will be able to prevent competitors from using the same or similar marks, concepts or appearance.

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

In addition, if the Company fails to maintain its qualification for the Common Stock or Class A Warrants to trade on the Nasdaq SmallCap Market, the Common Stock and Class A Warrants will be subject to certain rules of the Securities and Exchange Commission relating to "penny stocks." Such rules require broker-dealers to make a suitability determination for purchasers and to receive the purchaser's prior written consent for a purchase transaction, thus restricting the ability of purchasers and broker-dealers to sell the stock in the open market.

EFFECTS OF DELISTING FROM NASDAQ SMALLCAP MARKET; LACK OF LIQUIDITY OF LOW PRICED STOCKS

The Company has failed to maintain the minimum bid price criteria of $1.00 per share during most of 1999 to date, which is required for its common stock to trade on the Nasdaq SmallCap market. Additional factors which could give rise to the delisting include, but are not necessarily limited to, a reduction of the Company's net tangible assets to below $2,000,000, a reduction to one active market maker or a reduction in the market value of the public float in the Company's securities to less than $1,000,000.

Nasdaq has given the Company notice that the Company must achieve a minimum bid price for the common stock of at least $1.00 for 10 consecutive trading days ending on or before June 23, 1999 or the Company's securities will be delisted. In such event, trading, if any, in the common stock would thereafter be conducted in the over-the-counter markets in the so-called "pink sheets" or the National Association of Securities Dealers' "Electronic Bulletin Board." Consequently, the liquidity of the Company's common stock would likely be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, reduction in security analysts' and the news media's coverage, if any, of the Company and lower prices for the Company's securities than might otherwise prevail. If the Company's common stock were to be delisted from the Nasdaq SmallCap Market, it would become subject to Rule 15g-9 under the Exchange Act (the "Penny Stock Rules"), which imposes additional sales practice requirements on broker-dealers which sell such common stock to persons other than established customers and certain institutional investors. For transactions covered by the Penny Stock Rules, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the Penny Stock Rules may adversely affect the ability of broker-dealers to sell the Company's common stock and may adversely affect the ability of the Company's shareholders to sell any of their shares of common stock in the secondary market.

CURRENT PROSPECTUS AND STATE REGISTRATION REQUIRED TO EXERCISE CLASS A WARRANTS

Holders of Class A Warrants (the "Warrants") will be able to exercise the Warrants only if a current prospectus relating the shares of Common Stock underlying the Warrants is then in effect and only if such securities are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of Warrants reside. Although the Company will use its best efforts to (i) maintain the effectiveness of a current prospectus covering the shares of Common Stock underlying the Warrants and (ii) maintain the registration of such Common Stock under the securities laws of the states in which the Company initially qualified the Units for sale in the initial public offering, there can be no assurance that the Company will be able to do so. The Company will be unable to issue shares of Common Stock to those persons desiring to exercise their Warrants if a current prospectus covering the shares issuable upon the exercise of the Warrants is not kept effective or if such shares are not qualified nor exempt from qualification in the states in which the holders of the Warrants reside.

Each Warrant is exercisable at an exercise price of $6.50 per Warrant, subject to adjustment in certain events. The Warrants are subject to redemption at any time by the Company at $.01 per Warrant, on 30 days' prior written notice, if the average closing bid price of the Common Stock exceeds $7.00 (subject to adjustment), for 14 consecutive trading days, at any time prior to such notice and provided a current prospectus covering the shares is then effective under federal securities laws. If the Warrants are redeemed, Warrant holders will lose their right to exercise the Warrants except during such 30-day redemption period. Redemption of the Warrants could force the holders to exercise the Warrants at the then market price or accept the redemption price, which is likely to be substantially less than the market value of the Warrants at the time of redemption. The Warrants have an expiration date of November 3, 2001.

UNDESIGNATED STOCK

The Company's authorized capital consists of 100,000,000 shares of capital stock. The Board of Directors, without any action by the Company's shareholders, is authorized to designate and issue shares in such classes or series (including classes or series or preferred stock) as it deems appropriate and to establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. The Company currently has 8,000,089 shares of Common Stock outstanding. As of April 2, 1999, 4,159,955 additional shares of Common Stock have been reserved for the following: (i) 2,600,000 shares issuable upon the exercise of the Class A Warrants issued as part of the Company's initial public offering and the partial exercise of the underwriter's over-allotment; (ii) 214,955 shares issuable upon the exercise of warrants;
(iii) 1,250,000 shares for issuance under the Company's 1997 Stock Option and Compensation Plan, of which options relating to 751,166 shares are currently outstanding, and (iv) 95,000 shares issuable upon exercise of certain directors' stock options. The rights of holders of preferred stock and other classes of common stock that may be issued may be superior to the rights granted to holders of the Units issued in the Company's initial public offering. The ability of the Board of Directors to designate and issue such undesignated shares could impede or deter an unsolicited tender offer or takeover proposal regarding the Company. Further, the issuance of additional shares having preferential rights could adversely affect the voting power and other rights of holders of Common Stock.

SHARES ELIGIBLE FOR FUTURE SALE

The future sale, or availability for sale, of substantial amounts of Common Stock in the public market may adversely affect the prevailing market price of Common Stock and may impair the Company's ability to raise additional capital by the sale of equity securities. 5,399,289 shares of the Company's Common Stock which were sold in reliance on "private placement" exemptions under the Securities Act of 1933, as amended (the "1933 Act") have become eligible for sale pursuant to Rule 144 under the 1933 Act. In connection with the Company's initial public offering, certain officers and directors of the Company have agreed to escrow a portion of their shares of Common Stock with the State of Minnesota for three years or until (i) the Company meets certain earnings requirements established by the State of Minnesota, or (ii) the State of Minnesota determines that the escrow agreement is no longer necessary.

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

In addition to the fixed minimum rent, the lease provides for the payment of a percentage rent equal to 4% of the gross sales from the restaurant in excess of the following annual gross sales amounts: $3,850,000 for the first five years of the initial lease term, $4,235,000 for the sixth through tenth years of the initial lease term, $4,620,000 for the eleventh through fifteenth years of the initial lease term, $5,005,000 for the first five-year option term and $5,390,000 for the second five-year option term. No percentage rent was paid in 1998. In addition to the fixed minimum rent and percentage rent, the Company is required to pay its proportionate share of common area maintenance costs: taxes, insurance, maintenance and operating costs.

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

The Loan was collateralized with a leasehold mortgage and lien on the assets of the restaurant and was personally guaranteed by the Company's Chairman of the Board. The Loan was repaid in full in September 1998.

THE MALL OF AMERICA RESTAURANT

LOCATION

The Mall of America Restaurant consists of approximately 17,800 square feet located on the third floor of the Mall of America in Bloomington, Minnesota, a suburb of Minneapolis. This site is leased pursuant to a lease agreement dated August 4, 1997.

The Mall of America opened in August 1992 with 266 tenants and now holds approximately 520 stores, merchandise carts and attractions, including four large anchor tenants (Macy's, Bloomingdale's, Sears and Nordstrom). The mall encompasses 4.2 million square feet on four enclosed floors, of which 2.5 million square feet are leasable, and employs 11,000 to 13,000 people, depending on the season. More than 93% of the leasable space is under contract, up from 71% five years ago. The mall draws an estimated 40 million visitors per year. Tourists account for 35% to 37% of annual mall traffic, but increases up to 50% in the summer months.

DESCRIPTION OF LEASE

The term of the lease is for 12 years, commencing on June 1, 1998. The lease does not provide for renewal terms.

The lease provides for the payment of either a minimum annual rent or a percentage rent based on gross sales. The minimum annual rent is $25 per square foot, or $405,375 per year based on approximately 16,215 square feet of leased area. The percentage rent is the amount by which 6% of gross sales exceeds minimum rent. The terms of payment do not change over the course of the lease term. The lease also provided for a waiver of the minimum annual rent only, for the first year of the lease. An amount of $9,033 was recorded for percentage rent expense in 1998. In addition to the fixed minimum rent and percentage rent, the Company is required to pay its proportionate share of CAM costs: taxes, insurance, maintenance and operating costs.

FINANCING

The total cost of the Mall of America Restaurant was approximately $6.4 million. The landlord reimbursed the Company $1,621,500 in tenant improvements bringing net cost to approximately $4.8 million.

THE DENVER PAVILIONS RESTAURANT

LOCATION

The Denver Pavilions Restaurant consists of approximately 18,000 square feet located on the third floor of the Denver Pavilions in Denver, Colorado. This site is leased pursuant to a lease agreement dated May 12, 1998.

DESCRIPTION OF LEASE

The term of the lease is for 15 years, commencing on February 27, 1999. The lease also provides for three renewal terms.

The lease provides for the payment of either a minimum annual rent or a percentage rent based on gross sales. The minimum annual rent increases throughout the term of the lease from $450,000 per year in years one through five to $568,800 in years 11 through 15. The percentage rent is the amount by which 5% of gross sales exceeds minimum rent. The lease also provides for a tenant allowance. In addition to the fixed minimum rent and percentage rent, the Company is required to pay its proportionate share of common area maintenance costs: taxes, insurance, maintenance and operating costs.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for a vote of security holders during the fourth quarter of 1998.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since November 3, 1997, the Common Stock of the Company has been traded in the over-the-counter market and quoted on the Nasdaq SmallCap Market under the symbol "HOTD". On May 21, 1998, the Company changed its corporate name from Hotel Discovery, Inc. to Cafe Odyssey, Inc. In conjunction with this change, effective May 24, 1998, the Company's symbol for its Common Stock was changed from "HOTD" to " CODY". The following table sets forth the high and low bid prices of the Company's Common Stock for the periods indicated. The Nasdaq bid quotations represent inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions:


                                                                                               High        Low
                                                                                               ----        ---
              1997
              ----
              Fourth Quarter...............................................................   $ 4.00     $ 2.00

              1998
              ----
              First Quarter................................................................   $ 3.75     $ 1.88
              Second Quarter...............................................................   $ 5.38     $ 2.25
              Third Quarter................................................................   $ 3.63     $ 1.00
              Fourth Quarter...............................................................   $ 1.13     $ 0.50

              1999
              ----
              First Quarter................................................................   $ 1.03     $ 0.63


As of March 29, 1999, there were approximately 318 shareholders of record of the Company's Common Stock, and approximately 1,350 other beneficial owners whose shares are held in street name.

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

OVERVIEW

The Company's predecessor, Hotel Mexico, Inc., ("HMI") was formed in January 1994 as an Ohio corporation to develop, own and operate upscale, casual themed restaurants. On August 22, 1997, HMI merged with and into Hotel Discovery, Inc. ("HDI"), a newly formed Minnesota corporation. On February 25, 1998, the Board of Directors approved a change in its restaurant concept name from Hotel Discovery to Cafe Odyssey. In conjunction with this action, on May 21, 1998, the shareholders approved a change in its corporate name from HDI to Cafe Odyssey, Inc. (the "Company").

The Company owns and operates two full service restaurants, one in Cincinnati, Ohio (the "Kenwood Restaurant"), which operates under the trade name "Hotel Discovery", and one in the Mall of America, in a suburb of Minneapolis, Minnesota (the "Mall of America Restaurant"), which operates under the trade name "Cafe Odyssey." The Kenwood Restaurant opened under the name "Hotel Mexico" on December 19, 1996. The Mall of America Restaurant opened on June 8, 1998. Prior to the opening of the

Kenwood Restaurant, the Company was in the development stage. On March 15, 1999, the Company opened its third restaurant at the Denver Pavilions, located in the downtown district of Denver, Colorado. This restaurant, as with all future restaurants, will be under the trade name Cafe Odyssey.

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

The Company has adopted a 52-53-week year ending on the Sunday nearest December 31 of each year. All references herein to "1998" represent a 53-week fiscal year ended January 3, 1999 and "1997" represents a 52-week fiscal year ended December 28, 1997.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JANUARY 3, 1999 AND DECEMBER 28, 1997

Net sales increased by $3,386,196 or 95.5% to $6,932,891 for fiscal year 1998 from $3,546,695 for fiscal year 1997. Sales at the Kenwood Restaurant decreased by approximately 25.3% or $896,488. Restaurant level management at the Kenwood Restaurant has been the major factor in the decrease of sales and will continue to be a focus of the Company. Sales are not anticipated to increase much, if at all, over its current level for 1999. Sales at the Mall of America Restaurant were $4,282,684 for the 30 weeks of operations.

Food, beverage and retail costs were $1,897,492 (27.4% of net sales) for the fiscal year 1998 as compared to $1,122,313 (31.6% of net sales) for fiscal year 1997, which remain within the normal operating percentage of net sales. This reduction in the percentage change from the prior year indicates a stabilization in overall cost of goods sold.

Restaurants operating expenses were $5,038,104 (72.7% of net sales) for the fiscal year 1998 as compared to $2,835,157 (79.9% of net sales) for fiscal year 1997. This improvement in restaurant operating expenses is due primarily to improved efficiencies of the front of house and back of house staff being better prepared and more seasoned, allowing them to execute their functions correctly and more efficiently.

The 53.1% increase in depreciation and amortization expense is primarily attributable to the new Mall of America Restaurant.

Pre-opening expenses were $732,851 for fiscal year 1998 as compared to $792,397 for the fiscal year 1997. Included in the 1998 amount was approximately $12,000 for the preliminary investigation of the Irvine, California site. It is the Company's policy to expense as incurred all start-up and pre-opening costs that are not otherwise capitalizable as long-lived assets.

The Kenwood Restaurant has not generated positive operating cash flows to date. This initial format and Hotel Discovery concept have not served as the prototype for the Company's subsequent restaurants. Accordingly, the Company recorded a noncash write-down of this restaurant of $2,000,000 in 1998. The impairment was determined by the Company's management based on the operating performance of the restaurant combined with the difference between the carrying amount of the assets and the undiscounted cash flows estimated to be generated. The write-down for impairment of long-lived assets was calculated in accordance with the requirements of Statement of Financial Accounting Standards No. 121 based primarily on operating projections, future discounted cash flows and other relevant market factors.

The general, administrative and development expenses relate to the Company's executive and administrative office located in Bloomington, Minnesota. Total general, administrative and development expenses were $3,081,213 (44.4% of net sales) for the fiscal year 1998 as compared to $2,073,028 (58.4% of net sales) for fiscal year 1997. This is a increase of $1,008,185. As with any "start-up company", the Company has to address numerous executive and administrative staffing requirements, the requirements needed to manage remote sites, and the development costs associated with site location. The Company has re-evaluated its general, administrative and development expense line items to reduce corporate overhead expenses for the 1999 fiscal year. However, no assurance can be given that any or all of the reductions will produce an acceptable expense percentage of net sales. Until more Cafe

Odyssey restaurants are in operation, general, administrative and development expenses will continue to provide the greatest impact on the net operating profit or loss of the Company for the foreseeable future.

The Company's other income and expense consist of interest income and interest expense. The excess of income over expenses for 1998 was $50,374 (0.1% of net sales) due to the cash received from the November 1997 Initial Public Offering. The excess of expenses over income for 1997 was $84,376 (0.2% of net sales) due to loans and other debt financing secured during the year.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $3,870,058 at January 3, 1999, compared to working capital of $8,092,736 on December 28, 1997. Cash and cash equivalents were $106,247 at January 3, 1999 representing a decrease of $9,115,927 from the cash and cash equivalents of $9,222,174 at December 28, 1997.

Since Inception, the Company's principal capital requirements have been (i) the development of the Company and the Hotel Discovery/Cafe Odyssey concept, (ii) the construction of the Kenwood Restaurant and the acquisition of furniture, fixtures and equipment of approximately $5.1 million, net of landlord contributions (iii) the construction of the Mall of America Restaurant and the acquisition of furniture, fixtures and equipment of approximately $4.8 million, net of landlord contributions (iiii) the development of the Denver Pavilions Restaurant.

The Company's primary sources of working capital have been proceeds from the sale of Common Stock to and borrowings from its principal shareholder, Stephen
D. King, the private placement of Common Stock and debt, as well as the proceeds from the Company's initial public offering of Units in November 1997. During 1998 and 1997, the maximum amount of borrowings from Mr. King outstanding at any one time was $100,000 and $1,148,430, respectively. The amount of outstanding indebtedness as of January 3, 1999 was $100,000.

 In October 1995, Kenwood Restaurant Limited Partnership, an Ohio limited partnership formed in June 1995 (the "Kenwood Partnership"), raised $2.5 million in a private placement of 250 shares of Common Stock of the Company's predecessor (which shares were split 825-to-1 in November 1996, and now represent 206,250 shares of the Company) and limited partnership interests in the Kenwood Partnership. In a reorganization of the Company which occurred in November 1996, the Kenwood Partnership contributed all of its net assets to the Company's predecessor, including the Kenwood Restaurant, in exchange for 1,350,000 shares of Common Stock of the Company. The general partner of the Kenwood Partnership was Kenwood Restaurant, Inc., an Ohio corporation that was controlled by Stephen D. King until his resignation as an officer and director in September 1997. The Kenwood Partnership was dissolved in October 1997.

The Company borrowed $1.0 million under a leasehold mortgage term loan from a bank, which was personally guaranteed by Mr. King. This financing was used for the Kenwood Restaurant. Principal and interest were due monthly through February 1999. This loan was repaid in September 1998. In December 1996, the Company borrowed an additional $2.5 million under a mortgage term loan from a bank. Payments of interest only were due through January 1998, at which time the entire principal balance was due. This loan was paid in full on January 31, 1997. In May 1997, the Company borrowed $2.0 million on a 13-month term note, with interest only payable monthly at the rate of 7.15%. This note was guaranteed by Mr. King and was collateralized by substantially all of the Company's assets. This note was repaid in July 1997. On June 23, 1997, the Company borrowed $800,000, also collateralized by substantially all of the Company's assets. The loan was personally guaranteed by Mr. King and was repaid in full in July 1997.

From November 1996 through July 1997, the Company's predecessor completed private placements of an aggregate of 2,392,889 shares of Common Stock at $3.00 per share. The net proceeds were approximately $6.1 million. Such proceeds have been fully utilized for the Kenwood Restaurant, repayment of indebtedness, working capital and construction of the Mall of America Restaurant and development of the Denver Pavilions Restaurant.

On August 12, 1997, the Company borrowed $200,000 from Provident Bank at an annual rate of interest of 2% over Provident's reference rate. The loan was personally guaranteed by Mr. King and was repaid in full in November 1997. On September 8, 1997, the Company borrowed $200,000 from Bank Windsor at an annual rate of 1.125% over Bank Windsor's reference rate. The loan is payable on demand and had an outstanding principal balance of $200,000 on December 28, 1997. This loan was repaid in full in January 1998. On October 3, 1997, the Company borrowed $200,000 from Trakehner Holdings, Inc., which loan bore interest at 8.75% and was due on demand or no later than the Effective Date of the Company's initial public offering. This loan was repaid in full in November 1997.

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

The Company entered into a senior promissory note in June 1998, which had an outstanding balance of $921,323 at January 3, 1999. The note requires monthly installments of $25,044 including interest of 15.94%. The note is secured by equipment and is due July 2002.

In September 1998, the Company entered into a $3,000,000 revolving line of credit facility with a financial institution. This credit facility is secured by an open-ended leasehold mortgage, security agreement and assignment of rents, income and proceeds ("Mortgage"), which Mortgage encumbers the leasehold improvements of the Kenwood Restaurant. In addition, two directors and an ex-director of the Company entered into a joint and several limited guaranty of the first $1,000,000 of the Company's borrowings under this credit facility. In consideration of these guarantees, the Company issued 40,000 five-year warrants to each of these individuals at an exercise price of $0.75 per share in November 1998. Guarantees for the other $2,000,000 were obtained later in November 1998 from two of the aforementioned directors and an additional third party whereby two of the directors each severally guaranteed $500,000, and the other third party guaranteed $1,000,000, of such borrowings. All three guarantors pledged certain collateral to the financial institution in connection with the latter guarantees. In exchange for such guarantees and pledges of collateral, the Company issued 200,000 five-year warrants each to two of the directors in November 1998, and 400,000 five-year warrants to the other third party in January 1999, all at an exercise price of $0.75 per share. The Board of Directors of the Company also authorized the issuance of additional warrants and the payment of cash penalties to the three guarantors if the borrowings are not repaid in full by September 30, 1999. This credit facility provides for monthly payments of interest accrued on the outstanding unpaid principal balance at a rate equal to the Prime Rate, or 7.75% as of January 3, 1999. As of April 2, 1999, the Company has borrowed $3,000,000 under this credit facility. The line of credit facility and senior promissory note contain certain restrictive covenants, as defined. As of January 3, 1999, the Company was in compliance with all such covenants.

On February 23, 1999, the Company entered into a promissory note for $300,000 with a private investor. The note is unsecured and requires a balloon payment of principle and interest 90 days from the loan date. The interest rate is 18% per year, with a 2% loan origination fee. The Company has issued a five year warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $0.50 per share.

On March 10, 1999, the Company entered into a promissory note for $825,000. The note is an unsecured revolving line of credit facility which requires interest payments only. The interest rate on the note is equal to the Index Rate (7.75% as of March 10, 1999), with the maximum interest rate not to exceed 21.75% per annum. The note is due March 10, 2000. The note is secured by personal guarantees and the Company will issue warrants to the guarantors in consideration of the guarantees.

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

The Company intends to open one more restaurant in 1999. The Company estimates that its capital expenditures (excluding any landlord contributions) will be approximately $3 to $10 million in fiscal 1999. The Company expects to finance its concept development and expansion through cash flow from operations, the exercise of its Class A Warrants and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.

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

THE COMPANY'S STATE OF READINESS. To operate its business, the Company relies on many third party information technology systems ("IT"), including its point of sale, table seating and reservation management, inventory management, credit card processing, payroll, accounts payable, fixed assets, banking and general ledger systems. The Company does not maintain any proprietary IT systems and has not made any modifications to any of the IT systems provided to it by its IT vendors. The Company has requested that each of the vendors providing hardware and software to run these systems ("IT vendors") complete a Year 2000 compliance questionnaire. The Company has not yet received completed questionnaires from all of its IT vendors. Of those questionnaires that have been completed, the Company has been provided software upgrades and enhancements that, when installed, will ensure that the information technology systems associated with that particular vendor will be Year 2000 compliant. The Company expects that all assurances and/or IT upgrades and enhancements from its IT vendors will be completed and installed by July 1, 1999.

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

The Company has begun an assessment of all Material Relationships to determine risk and assist in the development of contingency plans. This effort is expected to be completed by July 1, 1999.

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES. The Company expenses costs associated with its Year 2000 compliance efforts as the costs are incurred. The Company has not yet incurred any expenses in connection with its Year 2000 compliance efforts to date, and estimates it will spend no more than $5,000 to complete its Year 2000 compliance efforts. The Company estimates that the only costs that it will incur in connection with its Year 2000 compliance efforts will be in the testing phase, which will not occur until it has received assurances from each of its IT vendors that their IT systems upon which the Company relies are Year 2000 compliant. All costs associated with bringing these IT systems into Year 2000 compliance are expected to be borne by the Company's IT vendors. It is expected that the Company will have received these assurances and will begin its testing phase by July 1, 1999. It should be noted, however, that the Company is unable to estimate the costs that it may incur as a result of Year 2000 problems suffered by its IT vendors and Material Relationships, and that there can be no assurance that the Company will successfully identify and rectify all its Year 2000 problems.

RISKS PRESENTED BY YEAR 2000 PROBLEMS. The Company has not yet begun the testing phase of its Year 2000 compliance efforts. As a result, the Company cannot fully assess the risks from any potential Year 2000 issues. Once the testing phase is underway, which is expected to occur no later than July 1, 1999, the Company may identify areas of its core business that are at risk of Year 2000 disruption. In addition, many of the Company's critical Material Relationships may not appropriately address their Year 2000 issues, the result of which could have a material adverse effect on the Company's financial condition and results of operations.

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

None.

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

         3.1 Articles of Incorporation, as amended (incorporated herein by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 28, 1998 (the "2Q98 10-QSB")).

         3.2 By-laws (incorporated herein by reference to Exhibit 3.2 to the 1997 SB-2)

         4 Form of Warrant Agreement (incorporated herein by reference to Exhibit 4 to the 1997 SB-2)

         10.1 Indenture of Lease dated November 9, 1994 between Phillip E. Stephens, Trustee and Kenwood Restaurant, Inc.; First Amendment to Lease dated May 3, 1995 by and between Phillip E. Stephens, Trustee and Kenwood Restaurant, Inc.; by Second
                  Amendment to Lease dated      , 1996 between Phillip E.
                  Stephens, Trustee and Kenwood Restaurant Limited Partnership; Second Amendment to Agreement dated October 18, 1996 between Phillip E. Stephens, Trustee and Kenwood Restaurant Limited Partnership; and Addendum to Second Amendment to Lease dated October 18, 1996 between Phillip E. Stephens, Trustee and Kenwood Restaurant Limited Partnership (Kenwood Restaurant) (incorporated herein by reference to Exhibit 10.1 to the 1997 SB-2)

         10.2 Lease dated August 4, 1997 between Mall of America Company and Hotel Mexico, Inc. (Mall of America Restaurant) (incorporated herein by reference to Exhibit 10.2 to the 1997 SB-2)

         10.3 Loan Agreement dated October 9, 1996 by and among Kenwood Restaurant Limited Partnership and PNC Bank, Ohio, National Association (incorporated herein by reference to Exhibit 10.3 to the 1997 SB-2)

         10.4 1997 Stock Option and Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the 1997 SB-2)

         10.5 Employment Agreement between the Company and Ronald K. Fuller dated March 17, 1997 (incorporated herein by reference to Exhibit 10.5 to the 1997 SB-2)

         10.6 Amendment to 1997 Stock Option and Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the 1997 SB-2)

         10.7 Second Amendment to 1997 Stock Option and Compensation Plan (incorporated herein by reference to Exhibit 10.7 to the 1997 SB-2)

         10.8 Third Amendment dated February 25, 1998 to the Company's 1997 Stock Option and Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the 2Q98 10-QSB)

         10.9 First Loan Assumption Agreement dated December 31, 1996 by and among PNC Bank, Ohio, National Association, Kenwood Restaurant Limited Partnership, Stephen D. King, Kenwood Restaurant, Inc. and Hotel Mexico, Inc. (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 28, 1997 (the "1997 10-KSB"))

         10.10 Second Loan Assumption Agreement dated October 16, 1997 by and among PNC Bank, Ohio, National Association, Stephen D. King and the Company (incorporated herein by reference to Exhibit
                  10.9 to the 1997 10-KSB)

         10.11 Amendment to Loan Documents dated as of June 28, 1998 by and among PNC Bank, Ohio, National Association, Stephen D. King and the Company (incorporated herein by reference to Exhibit
                  10.3 to the 2Q98 10-QSB)

         10.12 Employment Agreement between the Company and Anne D. Huemme dated December 15, 1997 Company (incorporated herein by reference to Exhibit 10.10 to the 1997 10-KSB)

         10.13 1998 Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the 2Q98 10-QSB)

         10.14 Shopping Center Lease dated May 12, 1998 between Denver Pavilions, L.P. and the Company (incorporated herein by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed on May 27, 1998)

         10.15 Open-End Leasehold Mortgage, Security Agreement and Assignment of Rents, Income and Proceeds made as of September 23, 1998 by the Company to The Provident Bank ("Provident") (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 27, 1998 (the "3Q98 10-QSB")).

         10.16 Revolving Promissory Note Mortgage Loan dated September 23, 1998 between the Company and Provident (incorporated herein by reference to Exhibit 10.2 to the 3Q98 10-QSB)

         10.17 Security Agreement dated as of September 23, 1998 between the Company and Provident (incorporated herein by reference to Exhibit 10.3 to the 3Q98 10-QSB)

         10.18 Agreement Among Guarantors dated November 16, 1998 among Stephen D. King, Jerry L. Ruyan, Greg C. Mosher and the Company

         10.19 Agreement Among Guarantors dated January 22, 1999 among Stephen D. King, Jerry L. Ruyan, Andrew Green and the Company

         10.20 Warrant No. PL-1 dated November 16, 1998 to purchase 40,000 shares of common stock of the Company issued to Stephen D. King

         10.21 Schedule identifying material details of other warrants issued by the Company substantially identical to the warrant filed as
                  Exhibit 10.20

         10.22 Indemnification and Contribution Agreement dated March 3, 1999 among Michael A. Bird, John E. Feltl, Stephen D. King, Timothy
                  I. Maudlin, Wayne W. Mills and the Company

         10.23    Promissory Note dated March 10, 1999 of the Company to
                  BankWindsor

         10.24 Warrant No. BWL-1 dated March 3, 1999 to purchase 25,000 shares of common stock of the Company issued to Michael A. Bird

         10.25 Schedule identifying material details of other warrants issued by the Company substantially identical to the warrant filed as
                  Exhibit 10.24

         24       Powers of Attorney (included on signature page)

         27       Financial Data Schedules

(B)      REPORTS ON FORM 8-K

         On December 8, 1998, the Company filed a report on Form 8-K relating to its execution on November 23, 1998 of a lease agreement with Irvine Retail Properties Company to lease approximately 18,000 square feet of space for a Cafe Odyssey restaurant in the Irvine Spectrum Center, a dining and entertainment destination in Irvine, California.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               CAFE ODYSSEY , INC.

                                               By:  /s/  Stephen D. King
                                                  ----------------------
                                                    Stephen D. King
                                                    Chief Executive Officer and
                                                    Chief Financial Officer

    Date: April 5, 1999


                                POWER OF ATTORNEY


Each person whose signature below constitutes and appoints Stephen D. King as such person's true and lawful attorney-in-fact and agent with full power of substitution and re-substitution for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as such person, hereby ratifying and confirming all that said attorney-in-fact and agent, or her substitute or substitutes, may lawfully do or cause to do done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.


                  Signature                                   Title                              Date
                  ---------                                   -----                              ----

/s/ Stephen D. King                              Chairman of the Board, Chief                April 5, 1999
--------------------------------                   Executive Officer, Chief Financial
Stephen D. King                                    Officer and Director
                                                   (Principal Executive Officer and
                                                     Financial Officer)


/s/ Ronald K. Fuller                             President, Chief Operating Officer,         April 5, 1999
--------------------------------                  and Director
Ronald K. Fuller

/s/ Michael L. Krienik                           Director                                    April 5, 1999
--------------------------------
Michael L. Krienik

/s/ Thomas W. Orr                                Director                                    April 5, 1999
--------------------------------
Thomas W. Orr

/s/ Jerry L. Ruyan                               Director                                    April 5, 1999
--------------------------------
Jerry L. Ruyan

                               CAFE ODYSSEY, INC.

                          INDEX TO FINANCIAL STATEMENTS



                                                                                                       PAGE
                                                                                                       ----

Report of Independent Public Accountants                                                               F-2

Balance Sheets as of  January 3, 1999 and December 28, 1997                                            F-3

Statements of Operations for Years Ended January 3, 1999 and December 28, 1997                         F-4

Statements of Shareholders' Equity for Years Ended January 3, 1999 and
December 28, 1997                                                                                      F-5

Statements of Cash Flows for Years Ended January 3, 1999 and December 28, 1997                         F-6

Notes to Financial Statements for Years Ended January 3, 1999 and December 28,1997                     F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cafe Odyssey, Inc.,

We have audited the accompanying balance sheets of Cafe Odyssey, Inc. as of January 3, 1999 and December 28, 1997, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cafe Odyssey, Inc. as of January 3, 1999 and December 28, 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                                      ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
February 19, 1999

                              CAFE ODYSSEY, INC.
                                BALANCE SHEETS


                                                                                                JANUARY 3,        DECEMBER 28,
                                                                                                  1999               1997
                                                                                            --------------      -------------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                               $    106,247       $  9,222,174
     Inventories                                                                                  161,463             41,766
     Other current assets                                                                         452,243            250,043
                                                                                             ------------       ------------
         Total current assets                                                                     719,953          9,513,983

PROPERTY AND EQUIPMENT, NET                                                                    11,699,548          5,270,160

OTHER ASSETS, NET                                                                                 520,487             55,908
                                                                                             ------------       ------------

                                                                                             $ 12,939,988       $ 14,840,051
                                                                                             ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
     Short-term notes payable                                                                $          0       $    200,000
     Accounts Payable                                                                           1,452,648            669,380
     Advances payable to principal shareholder                                                    100,000                  0
     Convertible promissory notes payable                                                         150,000                  0
     Current portion of long-term debt                                                          2,199,007             69,420
     Accrued expenses                                                                             688,356            482,447
                                                                                             ------------       ------------
         Total current liabilities                                                              4,590,011          1,421,247

DEFERRED RENT                                                                                   1,755,852                  0
LONG-TERM DEBT, LESS CURRENT PORTION                                                              755,878            852,165
CONVERTIBLE PROMISSORY NOTES PAYABLE                                                                    0            150,000
                                                                                             ------------       ------------
         Total liabilities                                                                      7,101,741          2,423,412
                                                                                             ------------       ------------

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 8)

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value, 100,000,000 shares authorized;
      8,000,089 and 8,000,189 shares issued and outstanding                                        80,001             80,002
     Additional paid-in capital                                                                20,281,140         20,152,949
     Less: common stock subscribed                                                               (400,000)          (400,000)
     Accumulated deficit                                                                      (14,122,894)        (7,416,312)
                                                                                             ------------       ------------
         Total shareholders' equity                                                             5,838,247         12,416,639
                                                                                             ------------       ------------

                                                                                             $ 12,939,988       $ 14,840,051
                                                                                             ============       ============



       The accompanying notes are an integral part of these balance sheets

                              CAFE ODYSSEY, INC.
                           STATEMENTS OF OPERATIONS

                                                                            YEARS ENDED
                                                               -------------------------------------
                                                                     JANUARY 3,        DECEMBER 28,
                                                                        1999               1997
                                                               -----------------    ---------------


NET SALES                                                          $  6,932,891       $  3,546,695

COSTS AND EXPENSES:
     Food, beverage and retail costs                                  1,897,492          1,122,313
     Restaurant operating expenses                                    5,038,104          2,835,157
     Depreciation and amortization                                      940,186            614,000
     Pre-opening expenses                                               732,851            792,397
     Loss on impairment of restaurant related assets (Note 3)         2,000,000                  0
     General, administrative and development expenses                 3,081,213          2,073,028
                                                                   ------------       ------------
         Total costs and expenses                                    13,689,846          7,436,895
                                                                   ------------       ------------

LOSS FROM OPERATIONS                                                 (6,756,956)        (3,890,200)
                                                                   ------------       ------------

OTHER INCOME (EXPENSE):
     Interest expense                                                  (130,625)          (173,332)
     Interest income                                                    180,999             88,956
                                                                   ------------       ------------
         Total other income (expense)                                    50,374            (84,376)
                                                                   ------------       ------------


NET LOSS                                                           $ (6,706,582)      $ (3,974,576)
                                                                   ============       ============

BASIC AND DILUTED NET LOSS PER SHARE                               $      (0.84)      $      (0.76)
                                                                   ============       ============

BASIC AND DILUTED WEIGHTED AVERAGE OUTSTANDING SHARES                 8,000,131          5,204,835
                                                                   ============       ============

    The accompanying notes are an integral part of these financial statements

                               CAFE ODYSSEY, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY




                                            Common stock           Additional       Common
                                    ------------------------------  paid-in         stock         Accumulated
                                         Shares          Amount     capital       subscribed        deficit             Total
                                    ------------     -----------   ------------   -------------   -------------     -------------
BALANCE - DECEMBER 31, 1995            3,000,000    $     30,000   $  2,470,000   $   (945,500)    $ (1,114,134)    $    440,366

Issuance of shares pursuant to
  private placements                     945,400           9,454      2,543,126             --               --        2,552,580

Cash received on stock subscribed             --              --             --        945,500               --          945,500

Net loss                                      --              --             --             --       (2,327,602)      (2,327,602)
                                    ------------    ------------   ------------   ------------     ------------     ------------
BALANCE - DECEMBER 29, 1996            3,945,400          39,454      5,013,126             --       (3,441,736)       1,610,844

Initial public offering, net of
  offering costs                       2,600,000          26,000     11,201,967             --               --       11,227,967

Sale of common stock pursuant
  to private placements                1,447,489          14,475      3,916,029       (690,000)              --        3,240,504

Issuance of shares in lieu of
  compensation                             7,300              73         21,827             --               --           21,900

Cash received on stock subscribed             --              --             --        290,000               --          290,000

Net loss                                      --              --             --             --       (3,974,576)      (3,974,576)
                                    ------------    ------------   ------------   ------------     ------------     ------------
BALANCE - DECEMBER 28, 1997            8,000,189          80,002     20,152,949       (400,000)      (7,416,312)      12,416,639

Issuance of warrants to guarantors            --              --        128,490             --               --          128,490

Cancellation of share grant                 (100)             (1)          (299)            --               --             (300)

Net loss                                      --              --             --             --       (6,706,582)      (6,706,582)
                                    ============    ============   ============   ============     ============     ============
BALANCE - JANUARY 3, 1999              8,000,089    $     80,001   $ 20,281,140   $   (400,000)    $(14,122,894)    $  5,838,247
                                    ============    ============   ============   ============     ============     ============



    The accompanying notes are an integral part of these financial statements

                               CAFE ODYSSEY, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                                         YEARS ENDED
                                                                                            ----------------------------------------
                                                                                            JANUARY 3,                  DECEMBER 28,
                                                                                               1999                         1997
                                                                                            -------------              -------------
OPERATING ACTIVITIES:
     Net loss                                                                               $ (6,706,582)              $ (3,974,576)
     Adjustments to reconcile net loss to
      cash flows from operating activities:
         Depreciation and amortization                                                           940,186                    614,000
         Loss on impairment of restaurant related assets                                       2,000,000                          0
         Amortization of deferred rent                                                           134,352                          0
         Amortization of warrant discount                                                         59,302                          0
         Common stock issued in lieu of compensation                                                   0                     21,900
     Changes in operating assets and liabilities:
      Inventories                                                                               (119,697)                    96,991
      Other current assets                                                                      (202,200)                  (158,468)
      Other assets                                                                              (336,087)                    (4,067)
      Accounts payable                                                                           783,268                   (134,505)
      Accrued expenses                                                                           205,909                   (231,072)
                                                                                            ------------               ------------
        Net cash used in operating activities                                                 (3,241,549)                (3,769,797)
                                                                                            ------------               ------------

INVESTING ACTIVITIES:
     Purchases of property and equipment, net                                                 (9,369,574)                (1,653,644)
                                                                                            ------------               ------------

FINANCING ACTIVITIES:
     Proceeds from issuance of stock                                                                   0                 14,468,471
     Proceeds from long-term debt                                                              3,002,976                          0
     Tenant allowance collected                                                                1,621,500                          0
     Advances/(payments) from/(to) shareholder                                                   100,000                   (447,787)
     Proceeds from stock subscription                                                                  0                    290,000
     Payments on short-term notes payable                                                       (200,000)                (2,300,000)
     Payments on long-term debt                                                               (1,028,980)                   (72,630)
     Payments on cancellation of stock                                                              (300)                         0
                                                                                            ------------               ------------
        Net cash provided by financing activities                                              3,495,196                 11,938,054
                                                                                            ------------               ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              (9,115,927)                 6,514,613

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                   9,222,174                  2,707,561
                                                                                            ------------               ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                      $    106,247               $  9,222,174
                                                                                            ============               ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                                 $    130,625               $    173,332
     Cash paid for income tax                                                                          0                          0


    The accompanying notes are an integral part of these financial statements

                               CAFE ODYSSEY, INC.

     NOTES TO THE FINANCIAL STATEMENTS JANUARY 3, 1999 AND DECEMBER 28, 1997


1.  DESCRIPTION OF THE BUSINESS AND FORMATION OF THE COMPANY

Cafe Odyssey, Inc. (the Company) owns and operates two full service restaurants, one in Cincinnati, Ohio (the Kenwood Restaurant), which operates under the trade name "Hotel Discovery", and one in the Mall of America, a suburb of Minneapolis, Minnesota (the Mall of America Restaurant), which operates under the trade name "Cafe Odyssey." The Kenwood Restaurant opened under the name "Hotel Mexico" on December 19, 1996. The Mall of America Restaurant opened on June 8, 1998. Prior to the opening of the Kenwood Restaurant, the Company was in the development stage.

The Company's predecessor, Hotel Mexico (HMI), was originally incorporated in January 1994 as an Ohio corporation. The Kenwood Restaurant Limited Partnership, an Ohio limited partnership (the Kenwood Partnership), was formed in June 1995 for the purpose of owning and operating the Kenwood Restaurant. HMI's operations and the net assets of the Kenwood Partnership were combined on November 14, 1996. On that date, the Kenwood Partnership contributed all of its net assets totaling $1,567,197 to a newly formed corporation in exchange for shares of such corporation. HMI, with total net assets of $631,966, then merged with and into the newly formed corporation, the name of which remained Hotel Mexico, Inc. (hereafter, Hotel Mexico). Upon consummation of the merger, all outstanding shares of Hotel Mexico were converted into an aggregate of 1,350,000 shares of Common Stock of the newly formed corporation.

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

On February 25, 1998, the Company changed the name of its restaurant concept from Hotel Discovery to Cafe Odyssey. The Company believes that the new name better reflects the concept's primary focus on award-winning food, served in an unique environment of adventure, imagination, exploration and innovation. In conjunction with this action, the Company's Board of Directors and shareholders approved a change in its corporate name from Hotel Discovery, Inc. to Cafe Odyssey, Inc. This change was approved by shareholders on May 21, 1998. At the present time, the Company intends to retain the name "Hotel Discovery" for the Kenwood Restaurant because of its already established name.

Prior to the opening of the Kenwood Restaurant, the Company was in the development stage, having devoted substantially all of its efforts to the development of its restaurant concept. Subsequent to the opening of the Kenwood Restaurant, the Company's efforts have concentrated on raising capital and constructing additional restaurants. Although the Company has opened two additional restaurants, including one in 1999 (see Note 10), and no longer considers itself to be in the development stage, it has not operated profitably to date and there are no assurances that it will operate profitably in the future. Furthermore, the Company faces all of the risks, expenses and difficulties encountered in connection with the expansion and development of a new and expanding business.

The aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern. The Company incurred net losses of $6,706,582 in 1998 and $3,974,576 in 1997 and had a working capital deficit of $3,870,058 as of January 3, 1999. The Company's ability to continue present operations, successfully implement its expansion plans and operate as a going concern is contingent upon market acceptance of the Hotel Discovery/Cafe Odyssey concept, the quality of its restaurant operations and general economic conditions. In addition, the Company's present source of revenue is limited to its existing restaurants. There can be no assurances that additional financing to fund current operations and expansion will be available on terms acceptable or favorable to the Company. See note 4 for discussion.

To this end, management intends to improve operations at its existing restaurants while continuing to seek additional locations to expand the Cafe Odyssey concept. To the extent the Company's expansion strategy is successful, management will implement its plan of transitioning to multi-unit operations, managing higher volume operations, controlling overhead expenses and adding additional corporate personnel.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.  SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

The Company has adopted a 52-53-week year ending on the Sunday nearest December 31 of each year. All references herein to "1998" represent a 53-week fiscal year ended January 3, 1999 and "1997" represents a 52-week fiscal year ended December 28, 1997.

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

PRE-OPENING COSTS

The direct and incremental costs associated with opening a new restaurant, which consist of hiring and training the initial workforce, mock service and other direct costs are charged to operations when incurred.

PROPERTY AND EQUIPMENT

Property and equipment acquired are recorded at cost. The Company capitalized interest on funds borrowed to finance construction of $59,302 in 1998 and $0 in 1997. Improvements are capitalized, while repair and maintenance expenses are charged to operations as incurred. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life or the lease term. Furniture and equipment are depreciated on a straight-line method over their estimated useful lives of 5 to 15 years.

Property and equipment consisted of the following as of:



                                                                       January 3,        December 28,
                                                                          1999               1997
                                                                     ------------       ------------
                            Building and leasehold improvements      $  6,435,925       $  3,182,160
                            Equipment and fixtures                      4,014,095          2,294,503
                            Construction in progress                    2,832,920            432,497
                                                                     ------------       ------------
                                                                       13,273,940          5,909,160
                            Less: accumulated depreciation and
                                     amortization                      (1,574,392)          (639,000)
                                                                     ------------       ------------
                            Total property and equipment, net        $ 11,699,548       $  5,270,160
                                                                     ============       ============

INCOME TAXES

The Company accounts for income taxes using the liability method to recognize deferred income tax assets and liabilities. Deferred income taxes are provided for differences between the financial reporting and tax bases of the Company's assets and liabilities at currently enacted tax rates.

NET LOSS PER COMMON SHARE

Basic and diluted net loss earnings per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. The impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding, as the net effect would be antidilutive.

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

3.  WRITE DOWN OF PROPERTY AND EQUIPMENT

Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable and that impairment losses be recorded on long-lived assets when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets' carrying value. Write-downs of impaired assets are recorded as adjustments to the cost basis of the respective assets.

The Company's initial restaurant location in Cincinnati, Ohio has not generated positive operating cash flows to date. This initial format and Hotel Discovery concept have not served as the prototype for the Company's subsequent restaurants. Accordingly, the Company has recorded a noncash write-down of this restaurant of $2,000,000 in 1998. An impairment was determined by the Company's management based on the operating performance of the restaurant combined with the difference between the carrying amount of the assets and the undiscounted cash flows estimated to be generated. The write-down for impairment of long-lived assets was calculated in accordance with the requirements of SFAS No. 121 based primarily on operating projections, future discounted cash flows and other relevant market factors.

The estimation process involved in determining if assets have been impaired and in determining fair value is inherently uncertain since it requires estimates of the current market, as well as future events and conditions. Such future events and conditions include economic and market conditions, as well as the continued acceptance of the Hotel Discovery concept. The realization of the estimates applied to the Company's real estate projects is dependent upon future uncertain events and conditions, and accordingly, the actual timing and amounts realized by the Company may differ from the estimated fair values as described herein.

4.  DEBT

The Company borrowed $1,000,000 in August 1996 under a leasehold mortgage term loan from a bank. The loan bore interest at a variable rate and required monthly payments of principal and interest of $5,785 through February 1999, at which time the remaining balance was due. The loan was repaid in full September 1998.

In December 1996, the Company borrowed an additional $2,500,000 under a mortgage term loan from a bank. The loan bore interest at 5.94% and had payments of interest only due through January 1998, at which time the entire principal was due. The loan was repaid in full in January 1997.

In May and June 1997, the Company borrowed an aggregate of $2,800,000 under bridge loan agreements with banks. The loans were both repaid in full in July 1997.

The Company entered into a senior promissory note in June 1998, which had an outstanding balance of $921,323 at January 3, 1999. The note requires monthly installments of $25,044 including interest of 15.94%. The note is secured by equipment and is due July 2002. Current maturities are $165,454 in fiscal year 1999, $193,833 in fiscal year 2000, $227,080 in fiscal year 2001 and $334,965 in fiscal year 2002.

In September 1998, the Company entered into a $3,000,000 revolving line of credit facility with a financial institution. This credit facility is secured by an open-ended leasehold mortgage, security agreement and assignment of rents, income and proceeds ("Mortgage"), which Mortgage encumbers the leasehold improvements of the Kenwood Restaurant. In addition, two directors and an ex-director of the Company entered into a joint and several limited guaranty of the first $1,000,000 of the Company's borrowings under this credit facility. In consideration of these guarantees, the Company issued 40,000 five-year warrants to each of these individuals at an exercise price of $0.75 per share in November 1998. Guarantees for the other $2,000,000 were obtained later in November 1998 from two of the aforementioned directors and an additional third party whereby two of the directors each severally guaranteed $500,000, and the other third party guaranteed $1,000,000, of such borrowings. All three guarantors pledged certain collateral to the financial institution in connection with the latter guarantees. In exchange for such guarantees and pledges of collateral, the Company issued 200,000 five-year warrants each to two of the directors in November 1998, and 400,000 five-year warrants to the other third party in January 1999, all at an exercise price of $0.75 per share. The Board of Directors of the Company also authorized the issuance of additional warrants and the payment of cash penalties to the three guarantors if the borrowings are not repaid in full by September 30, 1999. This credit facility provides for monthly payments of interest accrued on the outstanding unpaid principal balance at a rate equal to the Prime Rate, or 7.75% as of January 3, 1999. As of April 2, 1999, the Company has borrowed $3,000,000 under this credit facility. The line of credit facility and senior promissory note contain certain restrictive covenants, as defined. As of January 3, 1999, the Company was in compliance with all such covenants.

Without additional financing, cash generated from the Company's current operations may not be adequate to repay the mortgage in 1999. There can be no assurances that additional financing will be available on terms acceptable or favorable to the Company.

CONVERTIBLE PROMISSORY NOTES PAYABLE

In June and July 1996, the Company executed three convertible promissory notes totaling $150,000. The notes mature on July 1, 1999, and bear interest at 8.01%. The notes are convertible into 39,600 shares of the Company's Common Stock at maturity, at the payee's option.

5.  SHAREHOLDERS' EQUITY

CAPITAL STOCK

In June 1997, in connection with the Company's re-incorporation in Minnesota, the authorized capital of the Company increased to 100,000,000 shares. As allowed under Minnesota law, the Board of Directors is authorized to designate and issue shares in such classes or series (including classes or series of preferred stock) as it deems appropriate and to establish the rights, preferences, and privileges of such shares.

PRIVATE PLACEMENTS

From November 1996 through July 1997, the Company completed private placement offerings of an aggregate of $ 2,392,889 shares of Common Stock at $3.00 per share. The Company received net proceeds of approximately $6.1million after the payment of approximately $700,000 in related offering costs. The proceeds were used to pay off certain debt and for additional development costs and working capital purposes.

INITIAL PUBLIC OFFERING

In November 1997, the Company consummated an initial public offering of 2,600,000 units at an offering price of $5.00 per unit, including 100,000 units from the exercise of the underwriters' over-allotment option, which occurred in December 1997. Each unit consisted on one share of Common Stock and one Redeemable Class A Warrant. The Company received net proceeds of approximately $11.2 million after payment of approximately $1.8 million in related underwriting discount and offering costs.

WARRANTS

In 1997, the Company granted 214,955 warrants. The warrants are immediately exercisable at a price of $3.75 per share and expire in five years.

6.  STOCK OPTIONS

STOCK OPTION PLAN

The Company's 1997 Stock Option and Incentive Compensation Plan (the "Plan") has 750,000 common shares reserved for issuance. The Plan is administered by a stock option committee of the Board of Directors which has the discretion to determine the number of shares granted, the price of the option, the term of the option and the time period over which the option may be exercised. During 1998, the Company granted 20,000 options to its outside directors outside of the Plan.

A summary of the status of the Company's Plan as of and for the year ended January 3, 1999 is presented in the table and narrative below:

                                                                                              Weighted Average
                                                                 Shares                         Exercise Price
                                                                 ------                       ----------------

                 Outstanding, December 29, 1996                        0                                0
                 Granted                                         707,606                            $3.11
                                                              -------------
                 Outstanding, December 28, 1997                  707,666                            $3.11
                                                              -------------
                 Granted/Repriced                                846,166                            $1.16
                 Exercised                                                                              0
                                                                       0
                 Forfeited/Repriced                             (734,666)                           $3.10
                                                              -------------                         =====
                 Outstanding, January 3, 1999                    819,166                            $1.11
                                                              -------------                         =====
                 Exercisable, end of Period                      295,666
                 Weighted average FV of options granted           $ 0.62



On December 10, 1998, the board of directors approved a repricing of all outstanding stock options held by the Company's employees and directors. The new exercise price of $0.75 was greater than the fair market value ($0.63) of the Company's stock on that date. A total of 660,666 options price at $3.00 to $4.50 were exchanged for options priced at $0.75. The new options vest in three equal installments on the first, second and third anniversaries of the new date of grant.

The Company accounts for these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been increased to the following pro forma amounts for 1998 and 1997:

                                                                                        1998                  1997
                    Net Loss                           As Reported              $    (6,706,582)     $    (3,974,576)
                                                       Pro Forma                     (6,891,308)          (4,093,576)
                    Basic and Diluted EPS              As Reported                        (0.84)               (0.76)
                                                       Pro Forma                          (0.86)               (0.79)

 The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998 and 1997: risk-free interest rate of 6.01%; no expected dividend yield; expected lives of 7 years; and expected volatility of 80%.

7.  INCOME TAXES

As of January 3, 1999 and December 28, 1997, the Company's deferred taxes consisted primarily of net operating loss carryforwards, preopening costs not currently deductible and accelerated methods of depreciation. The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits.

As of January 3, 1999, the Company had net operating loss carryforwards of approximately $14.0 million, which, if not used, will expire through 2012.

8.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company has entered into various operating leases for its existing and future restaurants which have an initial lease term of ten to fifteen years with an option for renewal. All of these leases contain provisions for contingent rentals based on a percentage of gross revenues, as defined, and contain provisions for payments of real estate taxes, insurance and common area costs. In addition, certain of these leases provide for tenant inducements and rent abatement. Total rent expense, including common area costs, real estate taxes and percentage rent, was $604,146 and $236,642, for the years 1998 and 1997, respectively.

Future minimum rental payments (including the Denver Pavilions restaurant, which opened March 15, 1999 and excluding percentage rent) are as follows as of January 3, 1999:

                          1999             $        947,710
                          2000                    1,197,865
                          2001                    1,065,929
                          2002                    1,053,131
                          2003                    1,027,590
                          Thereafter             10,308,157
                                           ----------------
                                           $     15,600,382
                                           ================

LITIGATION

The Company is involved in various legal actions rising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or the results of its operations.

9.  RELATED PARTY TRANSACTIONS

The principal shareholder, director and executive officer provided essentially all of the Company's working capital in the development stage. At January 3, 1999, the maximum and outstanding amount of indebtedness was $100,000.

During 1998, Krienik Advertising, Inc., an Ohio corporation whose President, Chief Executive Officer and 100% shareholder is a director of the Company, provided marketing and advertising services to the Company. Fees paid for these services, including payments for subcontracted media, printing, production and research services were $741,077 during 1998.

10.  SUBSEQUENT EVENT (UNAUDITED)

On March 15, 1999, the Company opened its third restaurant at the Denver Pavilions, located in the downtown district of Denver, Colorado. This restaurant, as with all future restaurants, will operate under the trade name Cafe Odyssey.

On February 23, 1999, the Company entered into a promissory note for $300,000 with a private investor. The note is unsecured and requires a balloon payment of principle and interest 90 days from the loan date. The interest rate is 18% per year, with a 2% loan origination fee. The Company has issued a five year warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $0.50 per share.

On March 10, 1999, the Company entered into a promissory note for $825,000. The note is an unsecured revolving line of credit facility which requires interest payments only. The interest rate on the note is equal to the Index Rate (7.75% as of March 10, 1999), with the maximum interest rate not to exceed 21.75% per annum. The note is due March 10, 2000. The note is secured by personal guarantees and the Company will issue warrants to the guarantors in consideration of the guarantees.