Form 10KSB/A
period 1999-01-03
CAFE ODYSSEY INC
filed 1999-04-09
CIK 1044738

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                             FORM 10-KSB/A NO. 1


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

         10.16 Revolving Promissory Note Mortgage Loan dated September 23, 1998 between the Company and Provident (incorporated herein by reference to Exhibit 10.2 to the 3Q98 10-QSB)

         10.17 Security Agreement dated as of September 23, 1998 between the Company and Provident (incorporated herein by reference to Exhibit 10.3 to the 3Q98 10-QSB)



         10.18 Agreement Among Guarantors dated November 16, 1998 among Stephen D. King, Jerry L. Ruyan, Greg C. Mosher and the Company*



         10.19 Agreement Among Guarantors dated January 22, 1999 among Stephen D. King, Jerry L. Ruyan, Andrew Green and the Company*



         10.20 Warrant No. PL-1 dated November 16, 1998 to purchase 40,000 shares of common stock of the Company issued to Stephen D. King*



         10.21 Schedule identifying material details of other warrants issued by the Company substantially identical to the warrant filed as
                  Exhibit 10.20*



         10.22 Indemnification and Contribution Agreement dated March 3, 1999 among Michael A. Bird, John E. Feltl, Stephen D. King, Timothy
                  I. Maudlin, Wayne W. Mills and the Company*



         10.23    Promissory Note dated March 10, 1999 of the Company to
                  BankWindsor*



         10.24 Warrant No. BWL-1 dated March 3, 1999 to purchase 25,000 shares of common stock of the Company issued to Michael A. Bird*



         10.25 Schedule identifying material details of other warrants issued by the Company substantially identical to the warrant filed as
                  Exhibit 10.24*



         23.1     Consent of Arthur Andersen LLP

         27       Financial Data Schedule


         *        Previously filed.

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


    Date: April 7, 1999

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
                                                                                             ============       ============



       The accompanying notes are an integral part of these balance sheets

                              CAFE ODYSSEY, INC.
                           STATEMENTS OF OPERATIONS


                                                                            YEARS ENDED
                                                               -------------------------------------
                                                                     JANUARY 3,        DECEMBER 28,
                                                                        1999               1997
                                                               -----------------    ---------------


NET SALES                                                          $  6,932,891       $  3,546,695

COSTS AND EXPENSES:
     Food, beverage and retail costs                                  1,897,492          1,122,313
     Restaurant operating expenses                                    5,038,105          2,835,157
     Depreciation and amortization                                      940,186            614,000
     Pre-opening expenses                                               732,851            792,397
     Loss on impairment of restaurant related assets (Note 3)         2,000,000                  0
     General, administrative and development expenses                 3,081,213          2,073,028
                                                                   ------------       ------------
         Total costs and expenses                                    13,689,847          7,436,895
                                                                   ------------       ------------

LOSS FROM OPERATIONS                                                 (6,756,956)        (3,890,200)
                                                                   ------------       ------------

OTHER INCOME (EXPENSE):
     Interest expense                                                  (130,625)          (173,332)
     Interest income                                                    180,999             88,956
                                                                   ------------       ------------
         Total other income (expense)                                    50,374            (84,376)
                                                                   ------------       ------------


NET LOSS                                                           $ (6,706,582)      $ (3,974,576)
                                                                   ============       ============

BASIC AND DILUTED NET LOSS PER SHARE                               $      (0.84)      $      (0.76)
                                                                   ============       ============

BASIC AND DILUTED WEIGHTED AVERAGE OUTSTANDING SHARES                 8,000,131          5,204,835
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


The aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern. The Company incurred net losses of $6,706,582 in 1998 and $3,974,576 in 1997 and had a working capital deficit of $3,870,058 as of January 3, 1999. The Company's ability to continue present operations, successfully implement its expansion plans and operate as a going concern is contingent upon market acceptance of the Hotel Discovery/Cafe Odyssey concept, the quality of its restaurant operations and general economic conditions. In addition, the Company's present source of revenue is limited to its existing restaurants. There can be no assurances that additional financing to fund current operations and expansion will be available on terms acceptable or favorable to the Company. See Notes 4 and 10 for further discussion.

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


The Company entered into a senior promissory note in June 1998, which had an outstanding balance of $921,332 at January 3, 1999. The note requires monthly installments of $25,044 including interest of 15.94%. The note is secured by equipment and is due July 2002. Current maturities are $165,454 in fiscal year 1999, $193,833 in fiscal year 2000, $227,080 in fiscal year 2001 and $334,965 in fiscal year 2002.


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


Future minimum rental payments (including two restaurants not open as of January 3, 1999 and excluding percentage rent) are as follows as of January 3, 1999:



                          1999             $      1,412,710
                          2000                    1,662,865
                          2001                    1,577,429
                          2002                    1,564,631
                          2003                    1,539,090
                          Thereafter             13,121,407
                                           ----------------
                                           $     20,878,132
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


10.  SUBSEQUENT EVENTS (UNAUDITED)


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


On March 10, 1999, the Company entered into a promissory note for $825,000 with a financial institution. The note is an unsecured revolving line of credit facility which requires interest payments only. The interest rate on the note is equal to the Index Rate (7.75% as of March 10, 1999), with the maximum interest rate not to exceed 21.75% per annum. The note is due March 10, 2000. The note is secured by personal guarantees and the Company will issue warrants to the guarantors in consideration of the guarantees.