Form 10KSB/A
period 1999-01-03
CAFE ODYSSEY INC
filed 1999-05-03
CIK 1044738

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                             FORM 10-KSB/A NO. 2



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

--------------------------------------------------------------------------------

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

         The following persons currently serve the Company as executive officers and/or members of its Board of Directors. Each director has consented to serve an additional term, if elected at the Company's next annual meeting of shareholders.

NAME                                  POSITIONS WITH THE COMPANY                        AGE      DIRECTOR SINCE
----                                  --------------------------                        ---      --------------
Stephen D. King                       Chairman of the Board, Chief Executive             42            1994
                                         Officer and Chief Financial Officer
Ronald K. Fuller                      President, Chief Operating Officer                 54            1997
                                         and Director
Michael L. Krienik                    Director                                           46            1997
Thomas W. Orr                         Director                                           54            1997
Jerry L. Ruyan                        Director                                           52            1998

         Stephen D. King is the Chairman of the Board of the Company and a managing partner of BaryCenter Capital Management, a Cincinnati-based financial advisor and investment firm. Mr. King has also served as the Company's Chief Executive Officer from its inception until February 1998 and from April 2, 1999 to the present and as Chief Financial Officer from October 31, 1998 to the present. From 1982 to 1990, Mr. King served in various capacities, including Chief Executive Officer, of Pizza Hut of Cincinnati, Inc., which operates 36 Pizza Hut restaurants in the Cincinnati, Ohio area. Mr. King has also served in various capacities with Long John Silver, Two Pesos and Skyline Chili franchise operations. Mr. King also has extensive real estate and financing expertise and, from 1991 to 1994, served as managing partner of a real estate development partnership with properties valued at approximately $60 million.

         Ronald K. Fuller joined the Company as President and Chief Operating Officer in January 1997. He also served as Chief Executive Officer of the Company from February through April 1, 1999. Mr. Fuller had served since 1993 as President and Chief Executive Officer for Leeann Chin, Inc., Minneapolis, Minnesota. From 1985 to 1993, Mr. Fuller held several executive positions with General Mills, Inc. and General Mills Restaurants, Inc. in Minneapolis and Orlando, Florida, including Vice President - Operations, Executive Vice President - New Concept Development, and President/General Manager.

         Michael L. Krienik became a director of the Company in September 1997 and is President of Krienik Advertising Inc., Cincinnati, Ohio, a full-service advertising agency which he founded in 1981. Prior to founding his own advertising agency, Mr. Krienik served in various merchandising/management roles with Federated Department Stores from 1973 to 1977 and then served as the National Advertising Manager for U.S. Shoe Corporation from 1977 to 1981.

         Thomas W. Orr became a director of the Company in September 1997 and has been a Senior Consultant since 1995 for the Delta Consulting Group, Trumbull, Connecticut, specializing in business strategy, new business development, marketing and sales. From 1994 to 1995, Mr. Orr was President of the retail chicken group of ConAgra Broiler Company, with responsibility for strategic direction, operations of five plants, sales, marketing, international and commodity businesses. Mr. Orr had previously been associated with ConAgra Broiler Company from 1991 to 1993 as Vice President of Sales and Vice President of Marketing. From 1993 to 1994, Mr. Orr served as Senior Vice President for Jennie-O Foods, Inc., a subsidiary of Hormel Foods, with responsibility for strategy development, marketing and sales for the retail, food service and commodity divisions.

         Jerry L. Ruyan has been a director of the Company since October 1998. Mr. Ruyan co-founded and has been a partner of Redwood Venture Group Ltd., a venture capital company based in Cincinnati, Ohio, since January 1996. Mr. Ruyan is a director of Meridian Diagnostics, Inc., which develops diagnostic test products for the global medical industry, which company he founded in 1977 and for which he served as President and Chief Executive Officer from 1977 to January 1996. He is also a director of Frisch's Restaurants, Inc., which operates and licenses family restaurants and hotels with restaurants, and a director of Meritage Hospitality Group, Inc., a Wendy's restaurant franchisee based in Grand Rapids, Michigan.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission and Nasdaq. Officers, directors and greater than ten per cent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the year ended January 3, 1999 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten per cent beneficial owners were complied with.


ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth the cash and noncash compensation for each of the last three fiscal years awarded to or earned by each executive officer of the Company whose salary and bonus during the year ended January 3, 1999 exceeded $100,000.


                           SUMMARY COMPENSATION TABLE

                                                                                                          Long-Term
                                                                                                         Compensation
                                                                                                      -----------------
                                                                   Annual Compensation                      Awards
                                                       --------------------------------------------   -----------------
                                                                                      Other Annual       Common Stock
                                                       Salary            Bonus        Compensation    Underlying Options
 Name and Principal Position            Year            ($)               ($)             ($)                (#)
 ---------------------------            ----          -------           ------      ---------------   ------------------
Stephen D. King (1)                     1998          200,000             --               --               --
Chairman of the Board,                  1997           83,333           70,000             --               --
   Chief Executive Officer and          1996             --               --               --               --
   Chief Financial Officer

Ronald K. Fuller                        1998          200,000           90,000           35,000(2)       308,333(3)
President and Chief                     1997          146,154           50,000           61,733(4)       308,333
   Operating Officer                    1996             --               --               --               --

Anne D. Huemme (5)                      1998          125,000             --              5,000 (6)       33,333 (3)
                                        1997             --               --               --            100,000

(1) Mr. King assumed the title of Chief Financial Officer on October 30, 1998 and Chief Executive Officer on April 2, 1999.

(2)      Includes $15,000 car allowance and $20,000 cafeteria plan benefits.

(3) Reflects options which were repriced. See "Ten-Year Option/SAR Repricings" below.

(4) Includes $33,333 in consulting fees paid to Mr. Fuller before he became an employee, $8,400 car allowance and $20,000 cafeteria plan benefits.

(5) Ms. Huemme relinquished the titles of Vice President - Finance and Chief Financial Officer on October 30, 1998 and her employment was terminated on December 24, 1998.

(6)      Car allowance.

                        OPTION GRANTS IN LAST FISCAL YEAR

         No stock options were granted to any of the executive officers named in the Summary Compensation Table during the fiscal year ended January 3, 1999. An option was granted to Anne Huemme to purchase 100,000 shares during fiscal 1997 at an exercise price of $3.00 per share. The market price of the shares was $3.00 on the date of grant. This grant represented 15.8% of options granted to employees during fiscal 1997. The option originally expired on January 15, 2007. The options vest ratably on the first, second and third anniversaries of the date of grant. Ms. Huemme relinquished the titles of Vice President - Finance and Chief Financial Officer on October 30, 1998 and her employment was terminated on December 24, 1998. The portion of her option which vested on January 5, 1999, to purchase 33,000 shares, was repriced to $.75 in December 1998.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

         The following table summarizes information with respect to options held by the persons named in the Summary Compensation Table, and the value of the options held by such persons at the end of fiscal 1998. No options were exercised by the executive officers named in the Summary Compensation Table during fiscal 1998.

                              Number of Unexercised          Value of Unexercised in-the-
                              Options at FY-End(#)          Money Options at FY-End ($)(1)
                              ---------------------         ------------------------------
Name                    Exercisable     Unexercisable       Exercisable      Unexercisable
----                    -----------     -------------       -----------      -------------
Stephen D. King                 0                0               --               --
Ronald K. Fuller          108,333          200,000                0                0
Anne D. Huemme                  0          100,000                0                0

(1) The option exercise price in each case is $.75 and the last sale price of the common stock on December 31, 1998 was $.656.

                         TEN-YEAR OPTION/SAR REPRICINGS

                                               Number of
                                              Securities        Market Price    Exercise                  Length of
                                              Underlying        of Stock at    Price at         New    Original Option
                                                Options           Time of       Time of      Exercise  Term Remaining
                                               Repriced          Repricing     Repricing       Price     at Date of
Name                            Date              (#)                ($)          ($)           ($)      Repricing
----                            ----          ----------       -------------- ----------     --------- ----------------
Stephen D. King ............        --               --               --            --           --            --
Ronald K. Fuller ...........  12/10/98          300,000              .75          3.00          .75       8 years
                              12/10/98            8,333              .75          3.00          .75       9 years
Anne D. Huemme .............  12/10/98           33,333              .75          3.00          .75       9 years


         The Compensation Committee of the Board of Directors decided to reprice the options enumerated above in response to a decrease in the market price of the Company's common stock to a level which, in the opinion of the Board, had the effect of eliminating substantially all the incentive value of such options. The Compensation Committee concluded that short-term financial performance considerations should not unduly influence long-term compensation strategies. The Board believes that stock options play an extremely important role in attracting talented executives and motivating them to perform up to their full potential, particularly where stock options are an important component of an executive's compensation package. Accordingly, the Board determined that a repricing of options to current market value was both necessary and consistent with its strategy of providing executives with tangible long-term performance incentives.

                                          BY THE COMPENSATION COMMITTEE

                                          Thomas W. Orr
                                          Michael L. Krienik

EMPLOYMENT AGREEMENTS

         Ronald K. Fuller, President and Chief Operating Officer, has an employment agreement which was renewed for another year on January 6, 1999. It is subject to early termination for variety of reasons, including voluntary termination by Mr. Fuller. Mr. Fuller's base salary was $200,000 for fiscal 1998 and will be $200,000 for fiscal 1999. Such base salary may be adjusted annually as determined by the Company's Board of Directors. Such agreement also provides that Mr. Fuller will receive one year's severance if terminated by the Company for a reason other than "cause," as defined therein. Mr. Fuller receives medical, dental and other customary benefits. The employment agreement provides that Mr. Fuller will not compete with the Company for one year if he resigns or is terminated for cause.

         Mr. Fuller has an option agreement with the Company dated January 15, 1997 pursuant to which he was granted an option to purchase 300,000 shares of common stock at an exercise price of $3.00 per share. The option agreement provides that if Mr. Fuller is terminated without cause, all parts of the option scheduled to vest thereafter shall immediately vest as of the date of termination. Immediate vesting shall also occur in the event of (i) the sale in one or more private transactions of 50% or more of the Company or (ii) a majority of the members of the Board of Directors of the Company is replaced within a period of less than six (6) months by directors not nominated and approved by the Board. The option is currently unvested as to 200,000 shares.

         Anne D. Huemme, who served as Vice President - Finance and Chief Financial Officer from January 5, 1998 through October 30, 1998, had a three-year employment agreement which expired on January 5, 2001, subject to early termination for a variety of reasons. Ms. Huemme's employment with the Company has been terminated as of December 24, 1998. Ms. Huemme received a base salary of $130,000 during her first year of employment. The agreement also provided that Ms. Huemme would receive six months' severance if terminated by the Company for a reason other than cause. The agreement provided that Ms. Huemme would not compete with the Company for one year if she resigned or were terminated for cause.

         In addition to the options referred to above, the Company granted an option to purchase 8,333 shares to Mr. Fuller and an option to purchase 100,000 shares to Ms. Huemme in fiscal 1997 pursuant to the Company's 1997 Stock Option and Compensation Plan (the "1997 Plan"). The 1997 Plan provides that such options will become immediately exercisable if any of the following events occur unless otherwise determined by the Board and a majority of the Continuing Directors (as defined below): (1) any person or group of persons becomes the beneficial owner of 30% or more of any equity security of the Company entitled to vote for the election of directors; (2) a majority of the members of the Board is replaced within a period of less than two years by directors not nominated and approved by the Board; or (3) the stockholders approve an agreement to merge or consolidate with or into another corporation or an agreement to sell or otherwise dispose of all or substantially all of the Company's assets. "Continuing Directors" are directors: (a) who were in office prior to the time any of (1), (2) or (3) above occurred or any person publicly announced an intention to acquire 20% or more of any equity security of the Company, (b) directors in office for a period of more than two years, or (c) directors nominated and approved by the Continuing Directors.

         The Company intends to retain other management employees or consultants pursuant to employment or consulting agreements. The Company intends to offer stock options to such employees or consultants.

DIRECTOR COMPENSATION

         Non-management directors each receive a ten-year option to purchase 25,000 shares of common stock when they became members of the Board. One-third of each option vests on each of the first, second and third anniversaries of the date of grant. Members of the Board who are also employees of the Company receive no options for their services as directors.

         A ten-year option to purchase 25,000 shares at an exercise price of $1.438 was granted to Greg Mosher when he became a member of the Board on September 18, 1998. Mr. Mosher resigned from the Board on October 30, 1998. A ten-year option to purchase 25,000 shares at an exercise price of $.75 was granted to Jerry Ruyan when he became a member of the Board on October 30, 1998.

         On May 22, 1998, ten-year options to purchase 5,000 shares were granted to each of Thomas Orr and Michael Krienik in lieu of compensation for their service on the Audit Committee, and ten-year options to purchase 5,000 shares were granted to each of Mr. Orr and Martin O'Dowd for service on the Compensation Committee. All of the options had exercise prices of $4.50 per share. On December 10, 1998, the options were repriced to $.75 per share.

         Messrs. Krienik, O'Dowd and Orr each received ten-year options to purchase 25,000 shares when they became members of the Board in 1997. The options granted to Messrs. Orr and Krienik had an exercise price of $3.34 a share and the options granted to Mr. O'Dowd had an exercise price of $3.75 a share. On December 10, 1998, all of the options were repriced to $.75 per share. Mr. O'Dowd resigned from the Board on February 15, 1999.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company has outstanding one class of voting securities, common stock, $.01 par value, of which 8,280,102 shares were outstanding as of the close of business on April 9, 1999. Each share of common stock is entitled to one vote on all matters put to a vote of shareholders. The following table sets forth certain information regarding beneficial ownership of the Company's common stock, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each director, (iii) each executive officer named in the Summary Compensation Table, and (iv) all executive officers and directors as a group. Unless otherwise indicated, each of the following persons has sole voting and investment power with respect to the shares of common stock set forth opposite their respective names.

         NAME OF BENEFICIAL OWNER (1)                              NUMBER                PERCENT OF CLASS
         -------------------------------------------------        --------               ----------------
         Stephen D. King..................................      1,543,243 (2)                 17.3%
         Ronald K. Fuller.................................        253,878 (3)                  3.0%
         Mark D. Dacko....................................              0                       --
         Michael L. Krienik...............................         19,999 (4)                   *
             115 W. 9th Street
             Cincinnati, OH 45202
         Thomas W. Orr....................................         21,666 (5)                   *
             3440 W. Pepperwood Loop
             Tucson, AZ 85742
         Jerry L. Ruyan...................................        511,750 (6)                  6.0%
             10260 Alliance Road, Suite 350
             Cincinnati, OH 45242
         Perkins Capital Management, Inc..................        464,100 (7)                  5.6%
             730 East Lake Street
             Wayzata, MN 55391

         All executive officers and directors
           as a group (six persons).......................      2,350,536 (8)                 25.2%

---------------

*        Less than 1%.
(1) Unless otherwise indicated, the address of each person is 4801 West 81st Street, Suite 112, Bloomington, MN 55437.
(2) Includes 165,743 shares as to which Mr. King holds options to purchase from various individuals which are currently exercisable and 477,500 shares issuable upon exercise of warrants which are currently exercisable.
(3) Includes 108,333 shares issuable upon exercise of options exercisable currently or within 60 days of the Record Date. Also includes 1,000 shares owned and 1,000 shares issuable upon exercise of warrants owned by Mr. Fuller's wife, and 2,000 shares owned and 2,000 shares issuable upon exercise of warrants owned by his children. Mr. Fuller disclaims beneficial ownership of such shares.
(4) Represents shares issuable upon exercise of options exercisable currently or within 60 days of the Record Date.
(5) Includes 11,666 shares issuable upon exercise of options exercisable currently or within 60 days of the Record Date.
(6) Includes 276,000 shares issuable upon exercise of options and warrants exercisable currently or within 60 days of the Record Date.
(7)      Figures based on a Schedule 13G filed with the SEC on February 4, 1999.
(8) Includes 1,062,241 shares issuable upon exercise of options and warrants exercisable currently or within 60 days of the Record Date.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In September 1998, the Company entered into a $3,000,000 revolving line of credit facility with The Provident Bank. This credit facility is secured by the leasehold improvements of the Company's Hotel Discovery restaurant in Cincinnati, Ohio (the "Kenwood Restaurant"). In addition, Stephen King, Jerry Ruyan and Greg Mosher, directors of the Company (Mr. Mosher has since resigned as a director), entered into a joint and several guaranty of the first $1,000,000 of the Company's borrowings under this credit facility. In consideration of these guarantees, the Company issued 40,000 five-year warrants to each of these individuals at an exercise price of $0.75 per share in November 1998. Messrs. King and Ruyan also each severally guaranteed another $500,000, and in January 1999 a stockholder of the Company severally guaranteed another $1,000,000, of such borrowings. All three guarantors pledged certain collateral to the bank in connection with the latter guarantees. In exchange for such guarantees and pledges of collateral, the Company issued 200,000 five-year warrants to each of Messrs. King and Ruyan in November 1998, and 400,000 five-year warrants to the other third party in January 1999, all at an exercise price of $0.75 per share. The Board of Directors of the Company also authorized the issuance of additional warrants and the payment of cash penalties to the three guarantors if the borrowings are not repaid in full by September 30, 1999. This credit facility provides for monthly payments of interest accrued on the outstanding unpaid principal balance at a rate equal to the Prime Rate, or 7.75% as of January 3, 1999. As of April 2, 1999, the Company has borrowed $3,000,000 under this credit facility.

         Mr. King personally guaranteed a $1,000,000 leasehold mortgage term loan from PNC Bank, Ohio to the Company which was used for the Kenwood Restaurant. Principal and interest were due monthly through February 1999, the final maturity of the loan. The loan was repaid in full in September 1998 with proceeds from the line of credit facility with The Provident Bank discussed in the preceding paragraph.

         On March 10, 1999, the Company entered into a promissory note for $825,000 with BankWindsor. The note is an unsecured revolving line of credit facility which requires interest payments only. The note is due March 10, 2000. The note is secured by personal guarantees, including a guarantee by Stephen King of $175,000 of the indebtedness, and the Company issued five-year warrants to purchase a total of 500,000 shares at $.75 a share to the guarantors in consideration of the guarantees. Of these warrants, Mr. King received a warrant to purchase 87,500 shares.

         In March 1999, The Provident Bank loaned $962,500 to Mr. King, which funds were pledged by Mr. King to Cuningham Group Construction Services, LLC to secure a portion of the Company's indebtedness to Cuningham in connection with the construction of the Company's restaurant in Denver, Colorado. The loan bears interest at Provident's prime rate and matures on June 30, 1999. The Company guaranteed Mr. King's indebtedness to Provident and also pledged to Provident its leasehold interest in the Denver restaurant and its right to receive the $962,500 balance of the tenant improvement allowance from the landlord of the Denver restaurant. The loan will be repaid in connection with the landlord's release of the tenant improvement allowance. In consideration of his borrowing such funds and pledging the cash collateral, the Company issued a five-year warrant to Mr. King to purchase 150,000 shares of common stock at an exercise price of $1.00 per share.

         Mr. King provided essentially all of the Company's working capital in the development stage. At January 3, 1999, the maximum and outstanding amount of the Company's indebtedness to Mr. King was $100,000. On April 21, 1999, Mr. King made a $200,000 unsecured loan to the Company which is due on demand. The loan bears interest at an annual rate of 18%.

         During 1998, Krienik Advertising, Inc., an Ohio corporation whose President, Chief Executive Officer and sole shareholder is Michael Krienik, a director of the Company, provided marketing and advertising services to the Company. Fees paid for these services, including payments for subcontracted media, printing, production and research services, were $741,077 during 1998.


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

         10.23    Promissory Note dated March 10, 1999 of the Company to
                  BankWindsor*

         10.24 Warrant No. BWL-1 dated March 3, 1999 to purchase 25,000 shares of common stock of the Company issued to Michael A. Bird*

         10.25 Schedule identifying material details of other warrants issued by the Company substantially identical to the warrant filed as
                  Exhibit 10.24*


         10.26 Warrant No. PL2-1 dated March 18, 1999 to purchase 150,000 shares of common stock of the Company issued to Stephen D. King.


         23.1     Consent of Arthur Andersen LLP*

         27       Financial Data Schedule*

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


    Date: May 3, 1999