Form 10QSB
period 1999-04-04
CAFE ODYSSEY INC
filed 1999-05-19
CIK 1044738

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1999

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

              4801 W. 81ST STREET, SUITE 112, BLOOMINGTON, MN 55437
                    (Address of Principal Executive Offices)

                                  612-837-9917
                (Issuer's Telephone Number, Including Area Code)


                              HOTEL DISCOVERY, INC.
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last
Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 7, 1999, there were 8,280,102 shares of common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check One): Yes [ ] No [X]

                           FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in the following pages constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. Forward-looking statements involve a number of risks and uncertainties, and, in addition to the factors discussed in this Form 10-QSB, among the other factors that could cause actual results to differ materially are the following: the Company's ability to identify and secure suitable locations on acceptable terms; obtain additional capital necessary for expansion on acceptable terms; open new restaurants in a timely manner; hire and train additional restaurant personnel and integrate new restaurants into its operations; the continued implementation of the Company's strict business discipline over a growing restaurant base; the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; changes in customer dining patterns; competitive pressures from other national and regional restaurant chains; business conditions, such as inflation or a recession, and growth in the restaurant industry and the general economy; changes in monetary and fiscal policies, laws and regulations; and other risks identified from time to time in the Company's SEC reports, registration statements and public announcements.

--------------------------------------------------------------------------------

                               CAFE ODYSSEY, INC.
                                FORM 10-QSB INDEX
                                  APRIL 4, 1999


                                                                                Page
                                                                                ----
PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Balance Sheets -
             As of April 4, 1999 and January 3, 1999                              4

          Statements of Operations -
             For the thirteen weeks ended April 4, 1999 and March 29, 1998        5

          Statements of Cash Flows -
             For the thirteen weeks ended April 4, 1999 and March 29, 1998        6

          Condensed Notes to the Financial Statements                             7


ITEM 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                        10



PART II   OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                       17

ITEM 4.   Submission of Matters to a Vote of Security Holders                     17

ITEM 6.   Exhibits and Reports on Form 8-K                                        17

          Signatures                                                              18


                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                               CAFE ODYSSEY, INC.
                                 BALANCE SHEETS


                                                                  (Unaudited)           *
                                                                    April 4,        January 3,
                                                                      1999            1999
                                                                  ------------    ------------
                                   ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                    $    657,750    $    106,247
     Landlord allowance receivable                                     962,500               0
     Inventories                                                       202,981         161,463
     Other current assets                                              830,901         452,243
                                                                  ------------    ------------
         Total current assets                                        2,654,132         719,953

PROPERTY AND EQUIPMENT, net                                         15,354,847      11,699,548

OTHER ASSETS                                                           524,050         520,487
                                                                  ------------    ------------
                                                                  $ 18,533,029    $ 12,939,988
                                                                  ============    ============

             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term notes payable                                     $  1,324,007    $          0
     Accounts payable                                                3,916,270       1,452,648
     Advances payable to principal shareholder                         150,000         100,000
     Convertible promissory notes payable                              150,000         150,000
     Current portion of long-term debt                               3,000,000       2,199,007
     Accrued expenses                                                  785,507         688,356
                                                                  ------------    ------------
               Total current liabilities                             9,325,784       4,590,011

DEFERRED RENT                                                        3,786,318       1,755,852
LONG-TERM DEBT, less current portion                                   729,743         755,878
                                                                  ------------    ------------
               Total liabilities                                    13,841,848       7,101,741
                                                                  ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value, 100,000,000 shares
          authorized; 8,280,102 and 8,000,089 shares
          issued and outstanding                                        82,801          80,001
     Additional paid-in capital                                     20,574,890      20,281,140
     Less: Common stock subscribed                                    (400,000)       (400,000)
     Accumulated deficit                                           (15,566,510)    (14,122,894)
                                                                  ------------    ------------
               Total shareholders' equity                            4,691,181       5,838,247
                                                                  ------------    ------------
                                                                  $ 18,533,029    $ 12,939,988
                                                                  ============    ============


*From Audited Financial Statements

The accompanying condensed notes are an integral part of these financial statements.

                               CAFE ODYSSEY, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                     Thirteen weeks ended
                                                                              ------------------------------------
                                                                               April 4,                 March 29,
                                                                                 1999                     1998
                                                                              -----------              -----------

NET SALES                                                                     $ 2,332,632              $   804,319
                                                                              -----------              -----------

COSTS AND EXPENSES:
     Food, beverage and retail costs                                              606,587                  218,416
     Restaurant operating expenses                                              1,716,303                  681,602
     Depreciation and amortization                                                258,168                  125,840
     Pre-opening expenses                                                         572,932                  127,318
     General, administrative and development expenses                             480,247                  742,135
                                                                              -----------              -----------
               Total costs and expenses                                         3,634,237                1,895,311
                                                                              -----------              -----------

LOSS FROM OPERATIONS                                                           (1,301,605)              (1,090,992)
                                                                              -----------              -----------

INTEREST INCOME (EXPENSE), net                                                   (142,011)                  90,855
                                                                              -----------              -----------

NET LOSS                                                                      $(1,443,616)             $(1,000,137)
                                                                              ===========              ===========

BASIC AND DILUTED NET LOSS PER SHARE                                          $     (0.18)             $     (0.13)
                                                                              ===========              ===========

BASIC AND DILUTED WEIGHTED AVERAGE
  OUTSTANDING SHARES                                                            8,055,476                8,000,189
                                                                              ===========              ===========


The accompanying condensed notes are an integral part of these financial statements.

                               CAFE ODYSSEY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   Thirteen weeks ended
                                                                             ----------------------------------
                                                                              April 4,                March 29,
                                                                                1999                    1998
                                                                             -----------            -----------
OPERATING ACTIVITIES:
   Net loss                                                                  $(1,443,616)            (1,000,137)
   Adjustments to reconcile net loss to cash flows from operating activities:
         Depreciation                                                            258,168                149,641
         Amortization of deferred rent                                            67,966                      0
         Common stock issued in lieu of compensation                             197,708                      0
   Changes in operating assets and liabilities:
         Inventories                                                             (41,518)                 1,754
         Other current assets                                                   (378,658)              (168,379)
         Other assets                                                             (3,563)                 3,198
         Accounts payable                                                      2,463,622               (250,685)
         Accrued expenses                                                         97,151               (181,257)
                                                                             -----------            -----------
            Net cash provided by (used in) operating activities                1,217,260             (1,445,865)
                                                                             -----------            -----------

INVESTING ACTIVITIES:
   Purchases of property and equipment                                        (3,913,467)            (2,685,688)
                                                                             -----------            -----------

FINANCING ACTIVITIES:
   Proceeds from short-term notes payable                                      1,125,000                      0
   Proceeds from long-term debt                                                1,000,000                      0
   Tenant allowance collected                                                  1,000,000                      0
   Advances/(payments) from/(to) shareholder                                      50,000                      0
   Amortization of warrant discount                                               98,842                      0
   Payments on short-term notes payable                                                0               (200,000)
   Payments on long-term debt                                                    (26,132)               (17,355)
                                                                             -----------            -----------
            Net cash provided by (used in) financing activities                3,247,710               (217,355)
                                                                             -----------            -----------

INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                            551,503             (4,348,908)

CASH AND CASH EQUIVALENTS,
      beginning of period                                                        106,247              9,222,174
                                                                             -----------            -----------

CASH AND CASH EQUIVALENTS, end of period                                     $   657,750            $ 4,873,266
                                                                             ===========            ===========

SUPPLEMENTAL DISCLOSURE OF CASH
       FLOW INFORMATION:
         Cash paid for interest                                              $    95,447            $    44,990
         Cash paid for income taxes                                                    0                      0
         Non-cash item - landlord allowance receivable                           962,500              1,600,000



The accompanying condensed notes are an integral part of these financial statements.

                               CAFE ODYSSEY, INC.
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  APRIL 4, 1999
                                   (UNAUDITED)


1.       GENERAL

The Company owns and operates three full service restaurants. One is located in Cincinnati, Ohio (the "Kenwood Restaurant"), which operates under the trade name "Hotel Discovery." The other two restaurants operate under the trade name Cafe Odyssey, as will any future restaurants. One is in the Mall of America, located in Bloomington, Minnesota, a suburb of Minneapolis (the "Mall of America Restaurant"), and the other at the Denver Pavilions, located in the downtown district of Denver, Colorado (the "Denver Pavilions Restaurant"). The Kenwood Restaurant opened under the name "Hotel Mexico" on December 19, 1996. The Mall of America Restaurant opened on June 8, 1998. The Denver Pavilions Restaurant opened March 15, 1999. Prior to the opening of the Kenwood Restaurant, the Company was in the development stage.

On February 25, 1998, the Company changed the name of its restaurant concept from Hotel Discovery to Cafe Odyssey. In conjunction with this action, the Company's Board of Directors and shareholders approved a change in its corporate name from Hotel Discovery, Inc. to Cafe Odyssey, Inc. This change was approved by shareholders on May 21, 1998. At the present time, the Company intends to retain the name "Hotel Discovery" for the Kenwood Restaurant because of its already established name. See Note 7 for further discussion of the Kenwood Restaurant.

2.       BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent 10-KSB dated January 3, 1999. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the thirteen weeks ended April 4, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2000.

The Company has adopted a 52/53 week accounting period ending on the Sunday nearest December 31 of each year. Fiscal year 1999 will be a 52 week year.

3.       PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:


                                                             April 4,       January 3,
                                                               1999           1999
                                                           ------------    ------------
         Leasehold improvements                            $ 12,795,485    $  6,435,925
         Equipment and fixtures                               4,391,922       4,014,095
         Construction in progress                                     0       2,832,920
                                                           ------------    ------------
                                                             17,187,407      13,273,940
         Less: accumulated depreciation and amortization     (1,832,560)     (1,574,392)
                                                           ------------    ------------
         Total property and equipment, net                 $ 15,354,847    $ 11,699,548
                                                           ============    ============


                               CAFE ODYSSEY, INC.
               CONDENSED NOTES TO THE FINANCIAL STATEMENTS (CONT.)
                                  APRIL 4, 1999
                                   (UNAUDITED)


4.       WRITE-DOWN OF PROPERTY AND EQUIPMENT

The Company's initial restaurant location in Cincinnati, Ohio has not generated positive operating cash flows to date. This initial format and Hotel Discovery concept have not served as the prototype for the Company's subsequent restaurants. Accordingly, the Company recorded a non-cash write-down of the Kenwood Restaurant of $2,000,000 in 1998. An impairment was determined by the Company's management based on the operating performance of the restaurant combined with the difference between the carrying amount of the assets and the undiscounted cash flows estimated to be generated. The write-down for impairment of long-lived assets was calculated in accordance with the requirements of Statement of Financial Accounting Standards No. 121 based primarily on operating projections, future discounted cash flows and other relevant market factors.

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

This write-down of the Kenwood Restaurant will allow the Company to divest itself from this restaurant. The Company has a favorable land lease and as such, will attempt to market such. Future positive cash flows from a sub-lease could be generated. There can be no assurances that a sub-lease or sale of the Kenwood Restaurant will be accomplished during 1999, if at all, which would meet the requirements of the Company.

5.       DEBT

On March 10, 1999, the Company entered into a promissory note for $825,000 with a financial institution. The note is an unsecured revolving line of credit facility which requires interest payments only. The interest rate on the note is equal to the Index Rate (7.75% as of April 15, 1999), with the maximum interest rate not to exceed 21.75% per annum. The note is due March 10, 2000. The note is secured by personal guarantees and the Company has issued five-year warrants for an aggregate of 500,000 shares of common stock at an exercise price of $0.75 per share to the guarantors in consideration of the guarantees. One guarantor, a director of the Company, received 87,500 warrants, the remaining 412,500 warrants going to other third party guarantors.

6.       COMMITMENTS AND CONTINGENCIES

In conjunction with our expansion activity, the Company enters into fixed price construction contracts from time to time. At April 4, 1999, there is an outstanding contract commitment for the construction of the Denver Pavilions Restaurant. As of April 4, 1999, the balance remaining to be paid under this contract was approximately $2,300,000.

7.       SUBSEQUENT EVENTS

On April 30, 1999, the Company entered into a master equipment lease agreement ("Capital Lease") for $300,000 with a financial institution. The Capital Lease is secured by substantially all of the furniture, accessories, computer/POS and kitchen equipment located at the Denver Pavilions Restaurant and required security deposits of approximately $135,000. Monthly payments of $8,708 are required through April 2003.

                               CAFE ODYSSEY, INC.
               CONDENSED NOTES TO THE FINANCIAL STATEMENTS (CONT.)
                                  APRIL 4, 1999
                                   (UNAUDITED)


On May 13, 1999, the Company signed a letter of intent to acquire Popmail.com. Through partnerships with radio stations nationwide, Popmail.com is a leading email provider to radio stations. Completion of the transaction is subject to the approval of the Company's shareholders.

On May 14, 1999, the Company issued 2,000 shares of Series A 8% convertible preferred stock (the "Preferred Stock") with a stated value of $1,000 per share in a private placement for total proceeds of $2,000,000 and net proceeds after expenses of approximately $1,700,000. In addition, the Company issued a warrant (the "Warrant") to the holder of Preferred Stock to purchase 300,000 shares of the Company's common stock at $3.00 per share in connection with the offering. The Warrant is exercisable for five years. In addition to a 10% placement fee and a 3% unallocable expense allowance, the placement agent received a warrant to acquire 150,000 shares of Common Stock at $3.00 per share.

The annual dividend of 8% is cumulative and is payable quarterly in arrears either in cash or in registered shares of the Company's common stock. Each share of Preferred Stock is convertible into shares of the Company's common stock at a conversion price equal to 65% of the average closing bid price for the common stock five days prior to the conversion. The total number of shares of common stock issuable (i) upon conversion of the Preferred Stock, (ii) as a dividend on the Preferred Stock and (iii) upon exercise of the Warrant cannot exceed 1,662,687 shares (20% of the number of outstanding shares of common stock on May 14, 1999), unless the Company obtains shareholder approval as required by Nasdaq. In the event a holder of Preferred Stock is unable to convert shares of Preferred Stock into common stock because 1,662,687 shares have already been issued as described in the preceding sentence, the Company must redeem any unconverted Preferred Stock presented for conversion for cash at a price equal to 125% of the stated value. The Company has the right to redeem the Preferred Stock in cash at 135% of stated value plus accrued and unpaid dividends. All Preferred Stock which is still outstanding on May 14, 2004 is mandatorily converted at the Conversion Price.

The Company is not required to convert Preferred Stock, whether upon request for conversion by the holder or upon the May 14, 2004 mandatory conversion date, if and to the extent that such holder would then own in excess of 5% of the Company's common stock. If, notwithstanding the foregoing, such holder is deemed by a court to be the beneficial owner of more than 5% of the Company's common stock, the Company is required to redeem for cash such number of shares of Preferred Stock as will reduce such holder's ownership to not more than 5% at a redemption price equal to the stated value plus accrued and unpaid dividends. In the case of mandatory conversion, the Company may elect to pay a redemption price in cash equal to 135% of the stated value plus accrued and unpaid dividends or may extend the mandatory conversion date for one year.

The Company is required to file by June 13, 1999 a Registration Statement relating to the resale of common stock issuable (i) upon conversion of the Preferred Stock, (ii) in lieu of cash dividends on the Preferred Stock and (iii) upon exercise of the Warrant. If the Registration Statement is not filed by such date, or has not been declared effective by the SEC by October 11, 1999, the Company must pay liquidated damages thereafter until such conditions are satisfied.

ITEM 2.
                               CAFE ODYSSEY, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following management's discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed financial statements and related notes thereto included elsewhere in this report, and the audited financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended January 3, 1999.


OVERVIEW

Cafe Odyssey, Inc. (the "Company") develops, owns and operates restaurants with multiple themed dining rooms designed to appeal to the upscale casual dining market. The Company owns and operates three full service restaurants. One is located in Cincinnati, Ohio (the "Kenwood Restaurant"), which operates under the trade name "Hotel Discovery." The other two restaurants operate under the trade name Cafe Odyssey, as will any future restaurants. One is in the Mall of America, located in Bloomington, Minnesota, a suburb of Minneapolis (the "Mall of America Restaurant"), and the other at the Denver Pavilions, located in the downtown district of Denver, Colorado (the "Denver Pavilions Restaurant") (together the "Restaurants"). The Kenwood Restaurant opened under the name "Hotel Mexico" on December 19, 1996. The Mall of America Restaurant opened on June 8, 1998. The Denver Pavilions Restaurant opened March 15, 1999. Prior to the opening of the Kenwood Restaurant, the Company was in the development stage.

The Company began operations as Hotel Mexico, Inc. ("HMI"), which was incorporated in Ohio in January 1994. The Kenwood Restaurant Limited Partnership, an Ohio limited partnership (the "Kenwood Partnership") was formed in June 1995 to own and operate the Kenwood Restaurant. HMI's operations and the net assets of the Kenwood Partnership were combined in November 1996 and in August 1997. HMI was reorganized as Hotel Discovery, Inc., a Minnesota corporation.

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

On May 13, 1999, the Company signed a letter of intent to acquire Popmail.com. Through partnerships with radio stations nationwide, Popmail.com is a leading email provider to radio stations. Completion of the transaction is subject to the approval of the Company's shareholders.

Future revenue and profits, if any, will depend upon various factors, including market acceptance of the Cafe Odyssey concept, the quality of restaurant operations, the ability to expand to multi-unit locations and general economic conditions. The Company's present source of revenue is limited to its existing restaurants. There can be no assurances the Company will successfully implement its expansion plans, in which case it will continue to be dependent on the revenues from the existing restaurants. The Company also faces all of the risks, expenses and difficulties frequently encountered in connection with the expansion and development of a new and expanding business. Furthermore, to the extent the Company's expansion strategy is successful, it must manage the transition to multiple-site operations, higher volume operations, the control of overhead expenses and the addition of necessary personnel.

The Company has adopted a 52/53 week accounting period ending on the Sunday nearest December 31 of each year.

                               CAFE ODYSSEY, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

RESULTS OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED APRIL 4, 1999 AND MARCH 29, 1998

NET SALES

The Company's only revenue source for the period ended March 29, 1998, was the Kenwood Restaurant. Accordingly, comparisons for this thirteen week period may not be meaningful.

The net sales for the thirteen weeks ended April 4, 1999, was $2,332,632 compared to net sales of $804,319 for the thirteen weeks ended March 29, 1998, an increase of $1,528,313 or 190.0%. The increase in sales is attributable to the Mall of America Restaurant and the opening of the Denver Pavilions Restaurant on March 15, 1999.

The Kenwood Restaurant had net sales for the thirteen weeks ended April 4, 1999, of $501,132 compared to net sales of $804,319 for the thirteen weeks ended March 29, 1998, a decrease of $303,187 or 37.7%. This beta site has not generated positive operating cash flows to date. This initial format and Hotel Discovery concept have not served as the prototype for the Company's subsequent restaurants. Accordingly, the Company recorded a non-cash write-down of the Kenwood Restaurant of $2,000,000 in 1998. This write-down of the Kenwood Restaurant will allow the Company to divest itself from this restaurant. The Company has a favorable land lease and intends to market the property for either a sub-lease or outright sale. Future positive cash flows from a sub-lease could be generated. There can be no assurances that a sub-lease or sale of the Kenwood Restaurant will be accomplished during 1999, if at all, which would meet the requirements of the Company.

The Mall of America Restaurant, which opened June 8, 1998, had net sales for the thirteen weeks ended April 4, 1999, of $1,443,709.

The Denver Pavilions Restaurant, which opened March 15, 1999, had net sales for the three weeks ended April 4, 1999, of $387,791.

COSTS AND EXPENSES

The food, beverage and retail costs for the thirteen weeks ended April 4, 1999, were $606,587 compared to $218,416 for the thirteen weeks ended March 29, 1998, an increase of $388,171 or 177.7%. The percentage increase in food, beverage and retail costs as compared to the percentage increase of sales reflects the economies of scale of the larger revenue restaurants.

The Kenwood Restaurant had food, beverage and retail costs for the thirteen weeks ended April 4, 1999, of $133,308 compared to $218,416 for the thirteen weeks ended March 29, 1998, a decrease of $85,108 or 39.0%. The correlation that exists between the decrease in costs and expenses is in line with the decrease in revenues.

The Mall of America Restaurant, which opened June 8, 1998, had food, beverage and retail costs for the thirteen weeks ended April 4, 1999, of $368,057.

The Denver Pavilions Restaurant, which opened March 15, 1999, had food, beverage and retail costs for the three weeks ended April 4, 1999, of $105,222.

Restaurant operating expenses, which include labor, direct and indirect expenses, and occupancy expenses for the thirteen weeks ended April 4, 1999, were $1,716,303 compared to $681,602 for the thirteen weeks ended March 29, 1998, an increase of $1,034,701 or 151.8%. The percentage increase in restaurant operating expenses as compared to the percentage increase of sales reflects the economies of scale of the larger revenue restaurants.

                               CAFE ODYSSEY, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


Depreciation and amortization expenses for the thirteen weeks ended April 4, 1999, were $258,168 compared to $125,840 for the thirteen weeks ended March 29, 1998, an increase of $132,328 or 105.2%. This increase is due primarily to the addition of the Mall of America Restaurant.

Pre-opening and start-up expenses were $572,932 for thirteen weeks ended April 4, 1999, as compared to $127,318 for the thirteen weeks ended March 29, 1998, an increase of $445,614 or 350.0%. This increase includes pre-opening expenses of $504,973 for the Denver Pavilions Restaurant and $67,959 related to the Irvine, California site. The Company has decided not to open a restaurant at this specific site.

The Company's executive and administrative office located in Bloomington, Minnesota, had general, administrative and development expenses for the thirteen weeks ended April 4, 1999, of $480,247 compared to $742,135 for the thirteen weeks ended March 29, 1998, a decrease of $261,888 or 35.3%. This decrease reflects the results of the Company's efforts to reduce its general, administrative and development expense line items for the 1999 fiscal year. Interest expense was $142,049 for thirteen weeks ended April 4, 1999, as compared to interest income of $118,690. The Company has to address the numerous executive and administrative staffing requirements, the requirements needed to manage remote sites, shareowner relationships, etc. and development costs associated with site location. The Company will be seeking additional senior management personnel as well as support staff, which will also have an associated impact on future earnings. The Company expects to continue to incur operating losses during 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $6,671,652 at April 4, 1999, compared to working capital deficit of $3,870,058 on January 3, 1999. Cash and cash equivalents were $657,750 at April 4, 1999, representing an increase of $551,503 from the cash and cash equivalents of $106,247 at January 3, 1999.

Since inception, the Company's principal capital requirements have been (i) the development of the Company and the Hotel Discovery/Cafe Odyssey concept, (ii) the construction of the Kenwood Restaurant and the acquisition of furniture, fixtures and equipment of approximately $5.1 million, net of landlord contributions, (iii) the construction of the Mall of America Restaurant and the acquisition of furniture, fixtures and equipment of approximately $4.8 million, net of landlord contributions, and (iv) the development of the Denver Pavilions Restaurant.

The Company's primary sources of working capital have been proceeds from the sale of common stock to and borrowings from its principal shareholder, Stephen
D. King, the private placement of common stock and debt, as well as the proceeds from the Company's initial public offering of Units in November 1997. During 1998 and 1997, the maximum amount of borrowings from Mr. King outstanding at any one time was $100,000 and $1,148,430, respectively. The amount of outstanding indebtedness as of April 4, 1999 was $150,000.

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

The Company borrowed $1.0 million under a leasehold mortgage term loan from a bank, which was personally guaranteed by Mr. King. This financing was used for the Kenwood Restaurant. Principal and interest were due

                               CAFE ODYSSEY, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


monthly through February 1999. This loan was repaid in September 1998. In December 1996 the Company borrowed an additional $2.5 million under a mortgage term loan from a bank. Payments of interest only were due through January 1998 at which time the entire principal balance was due. This loan was paid in full on January 31, 1997. In May 1997 the Company borrowed $2.0 million on a 13-month term note, with interest only payable monthly at the rate of 7.15%. This note was guaranteed by Mr. King and was collateralized by substantially all of the Company's assets. This note was repaid in July 1997. On June 23, 1997, the Company borrowed $800,000, also collateralized by substantially all of the Company's assets. The loan was personally guaranteed by Mr. King and was repaid in full in July 1997.

From November 1996 through July 1997 the Company's predecessor completed private placements of an aggregate of 2,392,889 shares of Common stock at $3.00 per share. The net proceeds were approximately $6.1 million. Such proceeds were fully utilized for the Kenwood Restaurant, repayment of indebtedness, working capital and construction of the Mall of America Restaurant and the Denver Pavilions Restaurant.

On August 12, 1997, the Company borrowed $200,000 from Provident Bank at an annual rate of interest of 2% over Provident's reference rate. The loan was personally guaranteed by Mr. King and was repaid in full in November 1997. On September 8, 1997, the Company borrowed $200,000 from Bank Windsor at an annual rate of 1.125% over Bank Windsor's reference rate. The loan was payable on demand and had an outstanding principal balance of $200,000 on December 28, 1997. This loan was repaid in full in January 1998. On October 3, 1997, the Company borrowed $200,000 from Trakehner Holdings, Inc., which bore interest at 8.75% and was due on demand or no later than the effective date of the Company's initial public offering. This loan was repaid in full in November 1997.

In November 1997 the Company completed an initial public offering of 2,500,000 Units, each Unit consisting of one share of Common Stock and one redeemable Class A Warrant at an initial public offering price of $5.00 per Unit. In December 1997 the Company issued an additional 100,000 Units to its principal underwriter, R.J. Steichen & Company, pursuant to the underwriter's decision to exercise a portion of its over-allotment option. The Company received net proceeds of approximately $11.2 million in conjunction with the initial public offering and the partial exercise of the underwriter's over-allotment.

The Company entered into a senior promissory note in June 1998, which had an outstanding balance of $882,390 at April 4, 1999. The note requires monthly installments of $25,044 including interest of 15.94%. The note is secured by equipment and is due July 2002.

In September 1998 the Company entered into a $3,000,000 revolving line of credit facility with a financial institution. This credit facility is secured by an open-ended leasehold mortgage, security agreement and assignment of rents, income and proceeds ("Mortgage"), which Mortgage encumbers the leasehold improvements of the Kenwood Restaurant. In addition, two directors and an ex-director of the Company entered into a joint and several limited guaranty of the first $1,000,000 of the Company's borrowings under this credit facility. In consideration of these guarantees, the Company issued 40,000 five-year warrants to each of these individuals at an exercise price of $0.75 per share in November 1998. Guarantees for the other $2,000,000 were obtained later in November 1998 from two of the aforementioned directors and an additional third party whereby two of the directors each severally guaranteed $500,000, and the other third party guaranteed $1,000,000, of such borrowings. All three guarantors pledged certain collateral to the financial institution in connection with the latter guarantees. In exchange for such guarantees and pledges of collateral, the Company issued 200,000 five-year warrants each to two of the directors in November 1998, and 400,000 five-year warrants to the other third party in January 1999 all at an exercise price of $0.75 per share. The Board of Directors of the Company also authorized the issuance of additional warrants and the payment of cash penalties to the three guarantors if the borrowings are not repaid in full by September 30, 1999. This credit facility provides for monthly payments of interest accrued on the outstanding unpaid principal balance at

                               CAFE ODYSSEY, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


a rate equal to the Prime Rate, or 7.75% as of April 4, 1999. As of April 2, 1999, the Company has borrowed $3,000,000 under this credit facility. The line of credit facility and senior promissory note contain certain restrictive covenants, as defined. As of April 4, 1999, the Company was in compliance with all such covenants.

On February 23, 1999, the Company entered into a promissory note for $300,000 with a private investor. The note is unsecured and requires a balloon payment of principal and interest 90 days from the loan date. The interest rate is 18% per year, with a 2% loan origination fee. The Company issued a five year warrant to such investor to purchase 50,000 shares of the Company's common stock at an exercise price of $0.50 per share.

On March 10, 1999, the Company entered into a promissory note for $825,000 with a financial institution. The note is an unsecured revolving line of credit facility which requires interest payments only. The interest rate on the note is equal to the Index Rate (7.75% as of April 15, 1999), with the maximum interest rate not to exceed 21.75% per annum. The note is due March 10, 2000. The note is secured by personal guarantees and the Company has issued five-year warrants for an aggregate of 500,000 shares of common stock at an exercise price of $0.75 per share to the guarantors in consideration of the guarantees. One guarantor, a director of the Company, received 87,500 warrants, the remaining 412,500 warrants going to other third party guarantors.

On April 30, 1999, the Company entered into a master equipment lease agreement ("Capital Lease") for $300,000 with a financial institution. The Capital Lease is secured by substantially all of the furniture, accessories, computer/POS and kitchen equipment located at the Denver Pavilions Restaurant and required security deposits of approximately $135,000. The note bears interest at 17.3% and monthly payments of $8,708 are required for 4 years.

On May 13, 1999, the Company signed a letter of intent to acquire Popmail.com. Through partnerships with radio stations nationwide, Popmail.com is a leading email provider to radio stations. Completion of the transaction is subject to the approval of the Company's shareholders.

On May 14, 1999, the Company issued 2,000 shares of Series A 8% convertible preferred stock (the "Preferred Stock") with a stated value of $1,000 per share in a private placement for total proceeds of $2,000,000 and net proceeds after expenses of approximately $1,700,000. In addition, the Company issued a warrant (the "Warrant") to the holder of Preferred Stock to purchase 300,000 shares of the Company's common stock at $3.00 per share in connection with the offering. The Warrant is exercisable for five years. In addition to a 10% placement fee and a 3% unallocable expense allowance, the placement agent received a warrent to acquire 150,000 shares of Common Stock at $3.00 per share.

The annual dividend of 8% is cumulative and is payable quarterly in arrears either in cash or in registered shares of the Company's common stock. Each share of Preferred Stock is convertible into shares of the Company's common stock at a conversion price equal to 65% of the average closing bid price for the common stock five days prior to the conversion. The total number of shares of common stock issuable (i) upon conversion of the Preferred Stock, (ii) as a dividend on the Preferred Stock and (iii) upon exercise of the Warrant cannot exceed 1,662,687 shares (20% of the number of outstanding shares of common stock on May 14, 1999), unless the Company obtains shareholder approval as required by Nasdaq. In the event a holder of Preferred Stock is unable to convert shares of Preferred Stock into common stock because 1,662,687 shares have already been issued as described in the preceding sentence, the Company must redeem any unconverted Preferred Stock presented for conversion for cash at a price equal to 125% of the stated value. The Company has the right to redeem the Preferred Stock in cash at 135% of stated value plus accrued and unpaid dividends. All Preferred Stock which is still outstanding on May 14, 2004 is mandatorily converted at the Conversion Price.

The Company is not required to convert Preferred Stock, whether upon request for conversion by the holder or upon the May 14, 2004 mandatory conversion date, if and to the extent that such holder would then own in excess of 5% of the Company's common stock. If, notwithstanding the foregoing, such holder is deemed by a court to be the beneficial owner of more than 5% of the Company's common stock, the Company is required to redeem for cash

                               CAFE ODYSSEY, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

such number of shares of Preferred Stock as will reduce such holder's ownership to not more than 5% at a redemption price equal to the stated value plus accrued and unpaid dividends. In the case of mandatory conversion, the Company may elect to pay a redemption price in cash equal to 135% of the stated value plus accrued and unpaid dividends or may extend the mandatory conversion date for one year.

The Company is required to file by June 13, 1999 a Registration Statement relating to the resale of common stock issuable (i) upon conversion of the Preferred Stock, (ii) in lieu of cash dividends on the Preferred Stock and (iii) upon exercise of the Warrant. If the Registration Statement is not filed by such date, or has not been declared effective by the SEC by October 11, 1999, the Company must pay liquidated damages thereafter until such conditions are satisfied.

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

The Company will not open any new restaurants in fiscal year 1999 unless sufficient capital is raised. Management is committed to its original, fundamental strategy of slow, controlled growth. This approach to expansion although conservative, will strengthen the concept and avoid the pitfalls of some of the competition by insuring that the management team is not outdistanced and can execute the Company standards. It also insures that the real estate strategy is not compromised due to forced timing of restaurant openings. With the successful execution of the Denver Pavilions Restaurant, being opened on time and on budget, the Company has terminated the lease agreement with the Irvine, California developer primarily due to the physical placement that the restaurant would occupy within the Irvine complex. The Company is investigating other real estate site locations.

The Company estimates that its capital expenditures required for its next restaurant (excluding any landlord contributions) will be approximately $3 to $10 million. The Company expects to finance its concept development and expansion through cash flow from operations, the exercise of its Class A Warrants and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.

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

THE COMPANY'S STATE OF READINESS. To operate its business, the Company relies on many third party information technology systems ("IT"), including its point of sale, table seating and reservation management, inventory management, credit card processing, payroll, accounts payable, fixed assets, banking and general ledger systems. The Company does not maintain any proprietary IT systems and has not made any modifications to any of the IT systems provided to it by its IT vendors. The Company has requested that each of the vendors providing

                               CAFE ODYSSEY, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

hardware and software to run these systems ("IT vendors") complete a Year 2000 compliance questionnaire. The Company has not yet received completed questionnaires from all of its IT vendors. Of those questionnaires that have been completed, the Company has been provided software upgrades and enhancements that, when installed, will ensure that the information technology systems associated with that particular vendor will be Year 2000 compliant. The Company expects that all assurances and/or IT upgrades and enhancements from its IT vendors will be completed and installed by September 1, 1999.

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

The Company has begun an assessment of all Material Relationships to determine risk and assist in the development of contingency plans. This effort is expected to be completed by September 1, 1999.

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES. The Company expenses costs associated with its Year 2000 compliance efforts as the costs are incurred. The Company has not yet incurred any expenses in connection with its Year 2000 compliance efforts to date, and estimates it will spend no more than $5,000 to complete its Year 2000 compliance efforts. The Company estimates that the only costs that it will incur in connection with its Year 2000 compliance efforts will be in the testing phase, which will not occur until it has received assurances from each of its IT vendors that their IT systems upon which the Company relies are Year 2000 compliant. All costs associated with bringing these IT systems into Year 2000 compliance are expected to be borne by the Company's IT vendors. It is expected that the Company will have received these assurances and will begin its testing phase by September 1, 1999. It should be noted, however, that the Company is unable to estimate the costs that it may incur as a result of Year 2000 problems suffered by its IT vendors and Material Relationships, and that there can be no assurance that the Company will successfully identify and rectify all its Year 2000 problems.

RISKS PRESENTED BY YEAR 2000 PROBLEMS. The Company has not yet begun the testing phase of its Year 2000 compliance efforts. As a result, the Company cannot fully assess the risks from any potential Year 2000 issues. Once the testing phase is underway, which is expected to occur no later than September 1, 1999, the Company may identify areas of its core business that are at risk of Year 2000 disruption. In addition, many of the Company's critical Material Relationships may not appropriately address their Year 2000 issues, the result of which could have a material adverse effect on the Company's financial condition and results of operations.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  3.1      Articles of Incorporation, as amended

                  10.1 Common Stock Purchase Warrant to purchase 300,000 shares of Cafe Odyssey, Inc. dated as of May 14, 1999, issued to The Shaar Fund Ltd.

                  10.2 Securities Purchase Agreement, dated as of May 14, 1999, between Cafe Odyssey, Inc., and The Shaar Fund Ltd.

                  10.3 Registration Rights Agreement, dated May 14, 1999, between Cafe Odyssey, Inc., and The Shaar Fund Ltd.

                  27       Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

                  None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CAFE ODYSSEY, INC.

                                            By: /s/ Stephen D. King
                                                -------------------
                                            Stephen D. King
                                            Chief Executive Officer and
                                            Chief Financial Officer

Date:    May 18, 1999