Form 10QSB
period 1999-07-04
CAFE ODYSSEY INC
filed 1999-08-18
CIK 1044738

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JULY 4, 1999

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 5, 1999, there were 9,353,190 shares of common stock, $.01 par value, outstanding.

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

--------------------------------------------------------------------------------

                               CAFE ODYSSEY, INC.
                                FORM 10-QSB INDEX
                                  JULY 4, 1999

                                                                            Page
                                                                            ----


PART I        FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

              Balance Sheets -
                  As of July 4, 1999 and January 3, 1999                       4

              Statements of Operations -
                   For the thirteen and twenty-six week periods ended July 4,
                     1999 and June 28, 1998                                    5

              Statements of Cash Flows -
                  For the twenty-six week period ended July 4, 1999
                     and June 28, 1998                                         6

              Condensed Notes to the Financial Statements                      7

Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               11



PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                               18

Item 2.       Changes in Securities and Use of Proceeds                       18

Item 6.       Exhibits and Reports on Form 8-K                                19

              Signatures                                                      20

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                               CAFE ODYSSEY, INC.
                                 BALANCE SHEETS


                                                                                (Unaudited)           *
                                                                                  July 4,        January 3,
                                                                                   1999             1999
                                                                               ------------     ------------
                                   ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                 $    311,919     $    106,247
     Inventories                                                                    203,327          161,463
     Other current assets                                                           790,043          452,243
                                                                               ------------     ------------
         Total current assets                                                     1,305,289          719,953

PROPERTY AND EQUIPMENT, net                                                      15,298,944       11,699,548

OTHER ASSETS                                                                      1,080,154          520,487
                                                                               ------------     ------------
                                                                               $ 17,684,387     $ 12,939,988
                                                                               ============     ============

             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term notes payable                                                  $  1,201,616     $          0
     Accounts payable                                                             1,905,486        1,452,648
     Advances payable to principal shareholder                                      150,000          100,000
     Convertible promissory notes payable                                           150,000          150,000
     Current portion of long-term debt                                              199,007        2,199,007
     Accrued expenses                                                               692,689          688,356
                                                                               ------------     ------------
               Total current liabilities                                          4,298,798        4,590,011


DEFERRED RENT                                                                     3,795,685        1,755,852
LONG-TERM DEBT, less current portion                                              3,681,562          755,878
                                                                               ------------     ------------
               Total liabilities                                                 11,776,045        7,101,741
                                                                               ------------     ------------

COMMITMENTS AND CONTINGENCIES

CLASS A 8% PREFERRED STOCK, $.01 PAR VALUE,
 $1,000 STATED VALUE, 2,000 SHARES AUTHORIZED;
 1,700 SHARES ISSUED AND OUTSTANDING                                              1,700,000                0
                                                                               ------------     ------------

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value, 100,000,000 shares
          authorized; 8,549,556 and 8,000,089 shares
          issued and outstanding                                                     85,496           80,001
     Additional paid-in capital                                                  21,213,673       20,281,140
     Less: Common stock subscribed                                                 (400,000)        (400,000)
     Accumulated deficit                                                        (16,690,827)     (14,122,894)
                                                                               ------------     ------------
               Total shareholders' equity                                         4,208,342        5,838,247
                                                                               ------------     ------------
                                                                               $ 17,684,387     $ 12,939,988
                                                                               ============     ============



*From Audited Financial Statements

The accompanying condensed notes are an integral part of these financial statements.

                               CAFE ODYSSEY, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                      Thirteen weeks ended                 Twenty-six weeks ended
                                                 ------------------------------        ------------------------------
                                                   July 4,           June 28,            July 4,           June 28,
                                                    1999               1998               1999               1998
                                                 -----------        -----------        -----------        -----------
NET SALES                                        $ 3,561,023        $ 1,195,676        $ 5,893,655        $ 1,999,995
                                                 -----------        -----------        -----------        -----------

COSTS AND EXPENSES:
     Food, beverage and retail costs                 919,446            343,587          1,526,033            562,003
     Restaurant operating expenses                 2,498,330            877,904          4,214,633          1,559,506
     Depreciation and amortization                   352,672            185,299            610,840            311,139
     Pre-opening expenses                                  0            663,875            572,932            791,193
     General, administrative & develop               480,530            676,394            960,776          1,418,529
                                                 -----------        -----------        -----------        -----------
               Total costs and expenses            4,250,978          2,747,059          7,885,214          4,642,370
                                                 -----------        -----------        -----------        -----------

LOSS FROM OPERATIONS                                (689,955)        (1,551,383)        (1,991,559)        (2,642,375)

INTEREST INCOME (EXPENSE), net                      (242,134)            10,669           (384,145)           101,524
                                                 -----------        -----------        -----------        -----------

NET LOSS                                         $  (932,089)       $(1,540,714)       $(2,375,704)       $(2,540,851)

PREFERRED STOCK DIVIDENDS
AND ACCRETION                                        192,229                  0            192,229                  0
                                                 -----------        -----------        -----------        -----------

LOSS ATTRIBUTABLE TO
COMMON SHAREHOLDERS                              $(1,124,318)       $(1,540,714)       $(2,567,933)       $(2,540,851)
                                                 ===========        ===========        ===========        ===========

BASIC AND DILUTED NET LOSS
PER COMMON SHARE                                 $     (0.11)       $     (0.19)       $     (0.29)       $     (0.32)
                                                 ===========        ===========        ===========        ===========

BASIC AND DILUTED NET LOSS
ATTRIBUTABLE TO COMMON
SHAREHOLDERS PER COMMON
SHARE                                            $     (0.13)       $     (0.19)       $     (0.31)       $     (0.32)
                                                 ===========        ===========        ===========        ===========

BASIC AND DILUTED WEIGHTED
AVERAGE OUTSTANDING SHARES
                                                   8,332,239          8,000,158          8,193,858          8,000,174
                                                 ===========        ===========        ===========        ===========


The accompanying condensed notes are an integral part of these financial statements.

                               CAFE ODYSSEY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                              Twenty-six weeks ended
                                                                           ----------------------------
                                                                             July 4,          June 28,
                                                                              1999             1998
                                                                           -----------      -----------
OPERATING ACTIVITIES:
   Net loss                                                                $(2,375,704)     $(2,540,851)
   Adjustments to reconcile net loss to
    cash flows from operating activities:
         Depreciation                                                          610,840          311,139
         Amortization of deferred rent                                          77,333           15,222
         Common stock issued in lieu of compensation                           197,708                0

   Changes in operating assets and liabilities:
         Inventories                                                           (41,864)         (80,615)
         Other current assets                                                 (337,800)        (194,158)
         Other assets                                                         (563,667)        (318,296)
         Accounts payable                                                      452,838        1,950,358
         Accrued expenses                                                        4,333          (48,352)
                                                                           -----------      -----------
            Net cash used in operating activities                           (1,975,983)        (905,553)
                                                                           -----------      -----------

INVESTING ACTIVITIES:
   Purchases of property and equipment                                      (4,206,236)      (6,321,436)
                                                                           -----------      -----------

FINANCING ACTIVITIES:
   Proceeds from short-term notes payable                                    1,315,000                0
   Proceeds from long-term debt                                              1,000,000          791,986
   Proceeds from preferred stock and warrant sale                            2,000,000                0
   Proceeds from exercise of stock options                                      74,249                0
   Tenant allowance collected                                                1,962,500                0
   Advances from shareholder                                                    50,000                0
   Payments on short-term notes payable                                       (113,384)        (200,000)
   Payments on long-term debt                                                  (74,316)         (34,710)
   Repurchases of common stock                                                       0             (300)
   Amortization of warrant discount                                            173,842                0
                                                                           -----------      -----------
            Net cash provided by financing activities                        6,387,891          556,976
                                                                           -----------      -----------

INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                          205,672       (6,670,013)

CASH AND CASH EQUIVALENTS,
      beginning of period                                                      106,247        9,222,174
                                                                           -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                                   $   311,919      $ 2,552,161
                                                                           ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH
       FLOW INFORMATION:
         Cash paid for interest                                            $   236,145      $    34,342
         Cash paid for income taxes                                                  0                0
         Non-cash item - landlord allowance receivable                               0        1,600,000


The accompanying condensed notes are an integral part of these financial statements.

                               CAFE ODYSSEY, INC.
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  JULY 4, 1999
                                   (UNAUDITED)


1.       GENERAL

The Company owns and operates three full service restaurants. One is located in Cincinnati, Ohio (the "Kenwood Restaurant"), which operates under the trade name "Hotel Discovery." The other two restaurants operate under the trade name Cafe Odyssey. One is in the Mall of America, located in Bloomington, Minnesota, a suburb of Minneapolis (the "Mall of America Restaurant"), and the other at the Denver Pavilions, located in the downtown district of Denver, Colorado (the "Denver Pavilions Restaurant"). The Kenwood Restaurant opened under the name "Hotel Mexico" on December 19, 1996. The Mall of America Restaurant opened on June 8, 1998. The Denver Pavilions Restaurant opened March 15, 1999. Prior to the opening of the Kenwood Restaurant, the Company was in the development stage.

On February 25, 1998, the Company changed the name of its restaurant concept from Hotel Discovery to Cafe Odyssey. In conjunction with this action, the Company's Board of Directors and shareholders approved a change in its corporate name from Hotel Discovery, Inc. to Cafe Odyssey, Inc. This change was approved by shareholders on May 21, 1998. The Company has retained the name "Hotel Discovery" for the Kenwood Restaurant because it does not meet the Cafe Odyssey criteria. See Note 4 for further discussion of the Kenwood Restaurant.

2.       BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent 10-KSB dated January 3, 1999. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the periods ended July 4, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2000.

The Company has adopted a 52/53 week accounting period ending on the Sunday nearest December 31 of each year. Fiscal year 1999 will be a 52 week year.

3.       PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:


                                                                July 4,                January 3,
                                                                 1999                     1999
                                                             ------------             ------------
          Leasehold improvements                             $ 13,043,079             $  6,435,925
          Equipment and fixtures                                4,437,097                4,014,095
          Construction in progress                                      0                2,823,920
                                                             ------------             ------------
                                                               17,480,176               13,273,940
          Less: accumulated depreciation and amortization      (2,181,232)              (1,574,392)
                                                             ============             ============
          Total property and equipment, net                  $ 15,298,944             $ 11,699,548
                                                             ============             ============


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

5.       DEBT

On March 10, 1999, the Company entered into a promissory note for $825,000 with a financial institution. The note is an unsecured revolving line of credit facility which requires interest payments only. The interest rate on the note is equal to the Index Rate (7.75% as of July 4, 1999), with the maximum interest rate not to exceed 21.75% per annum. The note is due March 10, 2000. The note is secured by personal guarantees and the Company has issued five-year warrants for an aggregate of 500,000 shares of common stock at an exercise price of $0.75 per share to the guarantors in consideration of the guarantees. One guarantor, a director of the Company, received 87,500 warrants, the remaining 412,500 warrants going to other third party guarantors.

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

On May 13, 1999, the Company signed a Letter of Intent to acquire popmail.com, inc. ("Popmail"). Through partnerships with radio stations nationwide, Popmail is a leading email provider to radio stations. The Company entered into a definitive merger agreement with Popmail on June 1, 1999, and the transaction closed into escrow on June 25, 1999. Completion of the transaction is subject to, among other things, the approval of the Company's shareholders and certain conditions of the merger agreement such as repaying a $5 million indebtedness of Popmail.

On May 14, 1999, the Company issued 2,000 shares of Series A 8% convertible preferred stock (the "Series A Preferred Stock") with a stated value of $1,000 per share in a private placement for total proceeds of $2,000,000 and net proceeds after expenses of approximately $1,700,000. In addition, the Company issued a warrant (the "Agent's Warrant") to the placement agent to purchase 150,000 shares of the Company's common stock at $3.00 per share in connection with the offering. The Warrant is exercisable for five years. The purchase was an institutional investor who is an "accredited investor" as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended ("Regulation D"). The Company relied upon Rule 506 of Regulation D as the exception for such private placement.

The annual dividend of 8% is cumulative and is payable quarterly in arrears either in cash or in freely tradable shares of common stock. Each share of Series A Preferred Stock is convertible into shares of the Company's common stock at a conversion price equal to 65% of the average closing bid price for the common stock five days prior to the conversion. The total number of shares of common stock issuable (i) upon conversion of the Series A Preferred Stock,
(ii) as a dividend on the Series A Preferred Stock and (iii) upon exercise of the Warrant cannot exceed 1,662,687 shares (20% of the number of outstanding shares of common stock on July 13, 1999), unless the Company obtains shareholder approval as required by Nasdaq. In the event a holder of Series A Preferred Stock is unable to convert shares of Series A Preferred Stock into common stock because 1,662,687 shares have already been issued as described in the preceding sentence, the Company must redeem any unconverted Series A Preferred Stock presented for conversion for cash at a price equal to 125% of the stated value. The Company has the right to redeem the Series A Preferred Stock in cash at 135% of stated value plus accrued and unpaid dividends. All Series A Preferred Stock which is still outstanding on May 14, 2004 is mandatorily converted at the Conversion Price.

The Company is not required to convert Series A Preferred Stock, whether upon request for conversion by the holder or upon the May 14, 2004 mandatory conversion date, if and to the extent that such holder would then own in excess of 5% of the Company's common stock. If, notwithstanding the foregoing, such holder is deemed by a court to be the beneficial owner of more than 5% of the Company's common stock, the Company is required to redeem for cash such number of shares of Series A Preferred Stock as will reduce such holder's ownership to not more than 5% at a redemption price equal to the stated value plus accrued and unpaid dividends. In the case of mandatory conversion, the Company may elect to pay a redemption price in cash equal to 135% of the stated value plus accrued and unpaid dividends or may extend the mandatory conversion date for one year.

The Company filed a Registration Statement on Form S-3 registering the resale of the shares of common stock issuable upon conversion. The Registration Statement was declared effective on June 25, 1999. The Company will use the proceeds from the private placement to finance certain acquisitions. The Company will use the proceeds from exercise of the warrants for working capital. The Company will receive no proceeds from the sale of common stock by the selling shareholders.

On June 30, 1999, the Company entered into a Letter of Intent to acquire Internet Community Concepts ("ICC"). ICC provides Web content, e-commerce and advertising to nearly 350 radio stations.


6.       COMMITMENTS AND CONTINGENCIES

LITIGATION - The Company is involved in legal actions in the ordinary course of business. While no reasonable estimates of potential liability can be determined, management believes such legal actions will be resolved without material effect on the Company's financial position or results of operations.

7.       SUBSEQUENT EVENTS

On July 13, 1999, the Company issued 2,000 shares of Series C 8% convertible preferred stock (the "Series C Preferred Stock") with a stated value of $1,000 per share in a private placement for total proceeds of $2,000,000 and net proceeds after expenses of approximately $1,700,000. In addition, the Company issued a warrant (the "Warrant") to the placement agent to purchase 150,000 shares of the Company's common stock at $3.00 per share in connection with the offering. The Warrant is exercisable for five years.

The annual dividend of 8% is cumulative and is payable quarterly in arrears either in cash or in freely tradable shares of common stock. Each share of Series C Preferred Stock is convertible into shares of the Company's common stock at a conversion price equal to 65% of the average closing bid price for the common stock five days prior to the conversion. The total number of shares of common stock issuable (i) upon conversion of the Series C Preferred Stock,
(ii) as a dividend on the Series C Preferred Stock and (iii) upon exercise of the Warrant cannot exceed 1,762,632 shares (20% of the number of outstanding shares of common stock on July 13, 1999), unless the

Company obtains shareholder approval as required by Nasdaq. In the event a holder of Series C Preferred Stock is unable to convert shares of Series C Preferred Stock into common stock because 1,762,632 shares have already been issued as described in the preceding sentence, the Company must redeem any unconverted Series C Preferred Stock presented for conversion for cash at a price equal to 125% of the stated value. The Company has the right to redeem the Series C Preferred Stock in cash at 135% of stated value plus accrued and unpaid dividends. All Series C Preferred Stock which is still outstanding on July 13, 2004 is mandatorily converted at the Conversion Price.

The Company is not required to convert Series C Preferred Stock, whether upon request for conversion by the holder or upon the July 13, 2004 mandatory conversion date, if and to the extent that such holder would then own in excess of 5% of the Company's common stock. If, notwithstanding the foregoing, such holder is deemed by a court to be the beneficial owner of more than 5% of the Company's common stock, the Company is required to redeem for cash such number of shares of Series C Preferred Stock as will reduce such holder's ownership to not more than 5% at a redemption price equal to the stated value plus accrued and unpaid dividends. In the case of mandatory conversion, the Company may elect to pay a redemption price in cash equal to 135% of the stated value plus accrued and unpaid dividends or may extend the mandatory conversion date for one year.

The Company, on August 13, 1999, did file a Registration Statement relating to the resale of common stock issuable (i) upon conversion of the Series C Preferred Stock, (ii) in lieu of cash dividends on the Series C Preferred Stock and (iii) upon exercise of the Warrant. If the Registration Statement has not been declared effective by the SEC by December 10, 1999, the Company must pay liquidated damages thereafter until such conditions are satisfied.

On July 15, 1999, the Company announced plans to change its name from Cafe Odyssey, Inc. to "PopMail.com, inc." This name change is subject to the approval of our shareholders and, like the contemplated acquisitions of Internet Community Concepts and ROI Interactive, is contingent upon the completion of the Popmail transaction.

On July 19, 1999, the Company entered into a Letter of Intent to purchase substantially all of the assets of ROI Interactive, LLC, a "permission marketing" email communications company which concentrates on the needs of its media, sports and entertainment customers.

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

The Company began operations as Hotel Mexico, Inc. ("HMI"), which was incorporated in Ohio in January 1994. The Kenwood Restaurant Limited Partnership, an Ohio limited partnership (the "Kenwood Partnership") was formed in June 1995 to own and operate the Kenwood Restaurant. HMI's operations and the net assets of the Kenwood Partnership were combined in November 1996 and in August 1997, HMI was reorganized as Hotel Discovery, Inc., a Minnesota corporation.

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

The Company signed its first letter of intent to acquire a company that provides branded email services to radio stations. Cafe Odyssey's objective is to become a leading provider of email services, permission-based marketing email and branded Web-based email in the fields of radio, television, newspaper and sports/entertainment. The Company has signed two other letters of intent for e-comerce companies. Should the shareholders approve the acquisition of popmail.com, inc., the Company will be comprised of two divisions: an Internet division and a hospitality division. The Company expects to rapidly expand the Internet division, therefore, a corporate name change to PopMail.com, inc., will also be voted upon at the Company's annual meeting held August 19, 1999. Through these acquisitions, the Company would hire senior management to operate the Internet division. The Company's present management team will continue to focus its attention on the day to day activities of the Restaurants. No assurance can be given that any acquisitions will be completed or desired results achieved, should the shareholders approve the acquisition or name change.

The Company has adopted a 52/53 week accounting period ending on the Sunday nearest December 31 of each year.



RESULTS OF OPERATIONS FOR THE THIRTEEN WEEKS AND TWENTY-SIX WEEKS ENDED JULY 4, 1999 AND JUNE 28, 1998

NET SALES

The Company had net sales for the thirteen weeks ended July 4, 1999 and June 28,1998 of $3,561,023 and $1,195,676, respectively, or a 197.8% increase of
$2,365,347. The increase in sales is attributable to the opening of the Denver Restaurant on March 15, 1999, offset by a continued decline in sales at the Kenwood Restaurant for the second quarter of 1999.

The Company had net sales for the twenty-six weeks ended July 4, 1999 and June 28,1998 of $5,893,655 and $1,999,995, respectively, or a 194.7% increase of
$3,893,660. The increase in sales is attributable to the opening of the Mall of America Restaurant on June 8, 1998, and the opening of the Denver Restaurant on March 15, 1999, offset by a continued decline in sales at the Kenwood Restaurant for the second quarter of 1999.

COSTS AND EXPENSES

The food, beverage, retail costs and other unit operating expenses related to the operation of the Restaurants for the thirteen weeks ended July 4, 1999 were $3,417,776 or a 179.8% increase of $2,196,285 from $1,221,491 for the thirteen weeks ended June 28,1998.

The food, beverage, retail costs and other unit operating expenses related to the operation of the Restaurants for the twenty-six weeks ended July 4, 1999 were $5,740,666 or a 170.6% increase of $3,619,157 from $2,121,509 for the twenty-six weeks ended June 28,1998. The correlation that exists between the increase in costs and expenses as compared to the increase in revenues reflects the economies of scale of the larger revenue restaurants. Management continues to address cost and expense issues at the Restaurants. Further refinements are anticipated for both the Mall of America Restaurant and the Denver Pavilions Restaurant in the area of labor expenses. However, no assurance can be given that these efforts will achieve desired results by the year end, if at all.

Depreciation and amortization expenses for the thirteen weeks ended July 4, 1999 were $352,672 or a 90.3% increase of $167,373 from $185,299 for the thirteen weeks ended June 28,1998. Depreciation and amortization expenses for the twenty-six weeks ended July 4, 1999 were $610,840 or a 96.3% increase of $299,701 from $311,139 for the twenty-six weeks ended June 28,1998. This increase is due primarily to the addition of the Mall of America Restaurant and the Denver Pavilions Restaurant, offset by the write-down on the Kenwood Restaurant.

The Company incurred no additional pre-opening expenses for the thirteen weeks ended July 4, 1999. Pre-opening and start-up expenses were $572,932 for the twenty-six weeks ended July 4, 1999, as compared to $791,193 for the twenty-six weeks ended June 28, 1998, a decrease of $218,261 or 27.6%. The Company revised its pre-opening policy with the opening of the Denver Pavilions Restaurant. The Company anticipates that future new restaurant openings will be in line with Denver. However, no assurance can be given that pre-opening and start-up costs will be within the same amounts, due to the size of the next unit, its geographic location or the time needed to open. Of the $572,932 pre-opening expenses, $504,973 were for the Denver Pavilions Restaurant and $67,959 related to the start-up site located in Irvine, California. The Company has decided not to open a restaurant at this specific site.

The Company's executive and administrative office located in Bloomington, Minnesota, had general, administrative and development expenses for the thirteen weeks ended July 4, 1999, of $480,530 compared to $676,394 for the thirteen weeks ended June 28, 1998, a decrease of $195,864 or 29.0%. The Company's executive and administrative office had general, administrative and development expenses for the twenty-six weeks ended July 4, 1999, of $960,776 compared to $1,418,529 for the twenty-six weeks ended June 28, 1998, an decrease of $457,753 or 32.3%. This decrease reflects the results of the Company's efforts to reduce its general, administrative and development expense line items for the 1999 fiscal year. Interest expense for the thirteen weeks and twenty-six weeks ended July 4, 1999 of $245,283 and $384,183, respectively. Interest income for the thirteen weeks and twenty-six weeks ended July 4, 1999 was $3,149 and $38, respectively. The Company has to address the numerous executive and administrative staffing requirements, the requirements needed to manage remote sites, shareowner relationships, etc. and development costs associated with site location. The Company will be seeking additional senior management personnel as well as support staff, which will also have an associated impact on future earnings. The Company expects to continue to incur operating losses during 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $2,993,509 at July 4, 1999, compared to working capital deficit of $3,870,058 on January 3, 1999. Cash and cash equivalents were $311,919 at July 4, 1999, representing an increase of $205,672 from the cash and cash equivalents of $106,247 at January 3, 1999.

Since inception, the Company's principal capital requirements have been (i) the development of the Company and the Hotel Discovery/Cafe Odyssey concept, (ii) the construction of the Kenwood Restaurant and the acquisition of furniture, fixtures and equipment of approximately $5.1 million, net of landlord contributions, (iii) the construction of the Mall of America Restaurant and the acquisition of furniture, fixtures and equipment of approximately $4.8 million, net of landlord contributions, and (iv) the construction of the Denver Pavilions Restaurant and the acquisition of furniture, fixtures and equipment of approximately $4.2 million, net of landlord contributions.

The Company's primary sources of working capital have been proceeds from the sale of common stock to and borrowings from its principal shareholder, Stephen
D. King, the private placement of common stock and debt, as well as the proceeds from the Company's initial public offering of Units in November 1997. During 1998 and 1997, the maximum amount of borrowings from Mr. King outstanding at any one time was $100,000 and $1,148,430, respectively. The amount of outstanding indebtedness as of July 4, 1999 was $150,000.

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

The Class A Warrants are subject to redemption by the Company at any time, on not less than 30 days written notice, at a price of $0.01 per Warrant at any time following a period of 14 consecutive trading days where the per share average closing bid price of the Company's common stock exceeds $7.00 (subject to adjustment), provided that a current prospectus covering the shares issuable upon the exercise of the Class A Warrants is then effective under federal securities laws. For these purposes, the closing bid price of the common stock shall be determined by the last reported sale price on the primary exchange on which the common stock is traded.

The Company entered into a senior promissory note in June 1998, which had an outstanding balance of $841,203 at July 4, 1999. The note requires monthly installments of $25,044 including interest of 15.94%. The note is secured by equipment and is due July 2002.

In September 1998 the Company entered into a $3,000,000 revolving line of credit facility with a financial institution. This credit facility is secured by an open-ended leasehold mortgage, security agreement and assignment of rents, income and proceeds ("Mortgage"), which Mortgage encumbers the leasehold improvements of the Kenwood Restaurant. In addition, two directors and an ex-director of the Company entered into a joint and several limited guaranty of the first $1,000,000 of the Company's borrowings under this credit facility. In consideration of these guarantees, the Company issued 40,000 five-year warrants to each of these individuals at an exercise price of $0.75 per share in November 1998. Guarantees for the other $2,000,000 were obtained later in November 1998 from two of the aforementioned directors and an additional third party whereby two of the directors each severally guaranteed $500,000, and the other third party guaranteed $1,000,000, of such borrowings. All three guarantors pledged certain collateral to the financial institution in connection with the latter guarantees. In exchange for such guarantees and pledges of collateral, the Company issued 200,000 five-year warrants each to two of the directors in November 1998, and 400,000 five-year warrants to the other third party in January 1999 all at an exercise price of $0.75 per share. The Board of Directors of the Company also authorized the issuance of additional warrants and the payment of cash penalties to the three guarantors if the borrowings are not repaid in full by September 30, 1999. This credit facility provides for monthly payments of interest accrued on the outstanding unpaid principal balance at a rate equal to the Prime Rate, or 7.75% as of July 4, 1999. As of April 2, 1999, the Company has borrowed $3,000,000 under this credit facility. The line of credit facility and senior promissory note contain certain restrictive covenants, as defined. As of July 4, 1999, the Company was in compliance with all such covenants.

On February 23, 1999, the Company entered into a promissory note for $300,000 with a private investor. The note is unsecured and requires a balloon payment of principal and interest 90 days from the loan date. The interest rate is 18% per year, with a 2% loan origination fee. The Company issued a five year warrant to such investor to purchase 50,000 shares of the Company's common stock at an exercise price of $0.50 per share. A principal payment, accrued interest and an origination fee was paid in May 1999, and a new note was issued for $200,000 with the same investor. The new note, dated May 23, 1999, is also unsecured and requires a balloon payment of principal and interest 90 days from the loan date at a rate of 12.5% per year. The investor has the option to receive payment of principal and interest in cash or in shares of the Company's common stock, with a conversion price of $3.00 per share.

On March 10, 1999, the Company entered into a promissory note for $825,000 with a financial institution. The note is an unsecured revolving line of credit facility which requires interest payments only. The interest rate on the note is equal to the Index Rate (7.75% as of July 4, 1999), with the maximum interest rate not to exceed 21.75% per annum. The note is due March 10, 2000. The note is secured by personal guarantees and the Company has issued five-year warrants for an aggregate of 500,000 shares of common stock at an exercise price of $0.75 per share to the guarantors in consideration of the guarantees. One guarantor, a director of the Company, received 87,500 warrants, the remaining 412,500 warrants going to other third party guarantors.

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

On May 13, 1999, the Company signed a Letter of Intent to acquire popmail.com, inc. ("Popmail"). Through partnerships with radio stations nationwide, Popmail is a leading email provider to radio stations. The Company entered into a definitive merger agreement with Popmail on June 1, 1999, and the transaction closed into escrow on June 25, 1999. Completion of the transaction is subject to, among other things, the approval of the Company's shareholders and certain conditions of the merger agreement such as repaying a $5 million indebtedness of Popmail.

On May 14, 1999, the Company issued 2,000 shares of Series A 8% convertible preferred stock (the "Series A Preferred Stock") with a stated value of $1,000 per share in a private placement for total proceeds of $2,000,000 and net proceeds after expenses of approximately $1,700,000. In addition, the Company issued a warrant (the "Agent's Warrant") to the placement agent to purchase 150,000 shares of the Company's common stock at $3.00 per share in connection with the offering. The Warrant is exercisable for five years. The purchase was an institutional investor who is an "accredited investor" as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended ("Regulation D"). The Company relied upon Rule 506 of Regulation D as the exception for such private placement.

The annual dividend of 8% is cumulative and is payable quarterly in arrears either in cash or in freely tradable shares of common stock. Each share of Series A Preferred Stock is convertible into shares of the Company's common stock at a conversion price equal to 65% of the average closing bid price for the common stock five days prior to the conversion. The total number of shares of common stock issuable (i) upon conversion of the Series A Preferred Stock,
(ii) as a dividend on the Series A Preferred Stock and (iii) upon exercise of the Warrant cannot exceed 1,662,687 shares (20% of the number of outstanding shares of common stock on May 14, 1999), unless the Company obtains shareholder approval as required by Nasdaq. In the event a holder of Series A Preferred Stock is unable to convert shares of Series A Preferred Stock into common stock because 1,662,687 shares have already been issued as described in the preceding sentence, the Company must redeem any unconverted Series A Preferred Stock presented for conversion for cash at a price equal to 125% of the stated value. The Company has the right to redeem the Series A Preferred Stock in cash at 135% of stated value plus accrued and unpaid dividends. All Series A Preferred Stock which is still outstanding on May 14, 2004 is mandatorily converted at the Conversion Price.

The Company is not required to convert Series A Preferred Stock, whether upon request for conversion by the holder or upon the May 14, 2004 mandatory conversion date, if and to the extent that such holder would then own in excess of 5% of the Company's common stock. If, notwithstanding the foregoing, such holder is deemed by a court to be the beneficial owner of more than 5% of the Company's common stock, the Company is required to redeem for cash such number of shares of Series A Preferred Stock as will reduce such holder's ownership to not more than 5% at a redemption price equal to the stated value plus accrued and unpaid dividends. In the case of mandatory conversion, the Company may elect to pay a redemption price in cash equal to 135% of the stated value plus accrued and unpaid dividends or may extend the mandatory conversion date for one year.

The Company filed a Registration Statement on Form S-3 registering the resale of the shares of common stock issuable upon conversion. The Registration Statement was declared effective on June 25, 1999. The Company will use the proceeds from the private placement to finance certain acquisitions. The Company will use the proceeds from exercise of the warrants for working capital. The Company will receive no proceeds from the sale of common stock by the selling shareholders.

On June 30, 1999, the Company entered into a Letter of Intent to acquire Internet Community Concepts ("ICC"). ICC provides Web content, e-commerce and advertising to nearly 350 radio stations.

The Company will not open any new restaurants in fiscal year 1999 unless sufficient capital is raised. Management is committed to its original, fundamental strategy of slow, controlled growth. This approach to expansion although conservative, will strengthen the concept and avoid the pitfalls of some of the competition by insuring that the management team is not outdistanced and can execute the Company standards. It also insures that the real estate strategy is not compromised due to forced timing of restaurant openings. With the successful execution of the Denver Pavilions Restaurant being opened on time and on budget, the Company has terminated the lease agreement with the Irvine, California developer primarily due to the physical placement that the restaurant would occupy within the Irvine complex. The Company is investigating other real estate site locations.

The Company estimates that its capital expenditures required for its next restaurant (excluding any landlord contributions) will be approximately $3 to $7 million. The Company expects to finance its concept development and expansion through cash flow from operations, the exercise of its Class A Warrants and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.

The Company estimates the costs for its acquisition and merger with popmail.com, inc. to be approximately $5,500,00. Completion of the transaction is subject to, among other things, the approval of the Company's shareholders and certain conditions of the merger agreement. The Company has entered into a definitive purchase agreement to acquire all of the capital stock of ROI Interactive, Inc. This transaction is an exchange of assets for stock and cash. It is estimated that approximately $2,600,000 may be needed to complete the transaction. The Company expects to finance its Internet acquisitions through either the exercise of its Class A Warrants, or through other forms of financing such as the sale of additional equity and debt securities and other credit facilities. There are no assurances that such financing, if any, will be available on terms acceptable or favorable to the Company.


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

THE COMPANY'S STATE OF READINESS. To operate its business, the Company relies on many third party information technology systems ("IT"), including its point of sale, table seating and reservation management, inventory management, credit card processing, payroll, accounts payable, fixed assets, banking and general ledger systems. The Company does not maintain any proprietary IT systems and has not made any modifications to any of the IT systems provided to it by its IT vendors. The Company has requested that each of the vendors providing hardware and software to provided upgrades and enhancements0 that, when installed, will ensure that the information technology systems associated with that particular vendor will be Year 2000 compliant. The Company expects that all assurances and/or IT upgrades and enhancements from its IT vendors will be completed and installed by October 31, 1999.

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

The Company has begun an assessment of all Material Relationships to determine risk and assist in the development of contingency plans. This effort is expected to be completed by October 31, 1999.

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES. The Company expenses costs associated with its Year 2000 compliance efforts as the costs are incurred. The Company has not yet incurred any expenses in connection with its Year 2000 compliance efforts to date, and estimates it will spend no more than $5,000 to complete its Year 2000 compliance efforts. The Company estimates that the only costs that it will incur in connection with its Year 2000 compliance efforts will be in the testing phase, which will not occur until it has received assurances from each of its IT vendors that their IT systems upon which the Company relies are Year 2000 compliant. All costs associated with bringing these IT systems into Year 2000 compliance are expected to be borne by the Company's IT vendors. It is expected that the Company will have received these assurances and will begin its testing phase by October 31, 1999. It should be noted, however, that the Company is unable to estimate the costs that it may incur as a result of Year 2000 problems suffered by its IT vendors and Material Relationships, and that there can be no assurance that the Company will successfully identify and rectify all its Year 2000 problems.

RISKS PRESENTED BY YEAR 2000 PROBLEMS. The Company has not yet begun the testing phase of its Year 2000 compliance efforts. As a result, the Company cannot fully assess the risks from any potential Year 2000 issues. Once the testing phase is underway, which is expected to occur no later than October 31, 1999, the Company may identify areas of its core business that are at risk of Year 2000 disruption. In addition, many of the Company's critical Material Relationships may not appropriately address their Year 2000 issues, the result of which could have a material adverse effect on the Company's financial condition and results of operations.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 14, 1999, the Company issued 2,000 shares of Series A 8% convertible preferred stock (the "Series A Preferred Stock") with a stated value of $1,000 per share in a private placement for total proceeds of $2,000,000 and net proceeds after expenses of approximately $1,700,000. In addition, the Company issued a warrant (the "Agent's Warrant") to the placement agent to purchase 150,000 shares of the Company's common stock at $3.00 per share in connection with the offering. The Warrant is exercisable for five years. The purchase was an institutional investor who is an "accredited investor" as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended ("Regulation D"). The Company relied upon Rule 506 of Regulation D as the exception for such private placement.

The annual dividend of 8% is cumulative and is payable quarterly in arrears either in cash or in freely tradable shares of common stock. Each share of Series A Preferred Stock is convertible into shares of the Company's common stock at a conversion price equal to 65% of the average closing bid price for the common stock five days prior to the conversion. The total number of shares of common stock issuable (i) upon conversion of the Series A Preferred Stock,
(ii) as a dividend on the Series A Preferred Stock and (iii) upon exercise of the Warrant cannot exceed 1,662,687 shares (20% of the number of outstanding shares of common stock on May 14, 1999), unless the Company obtains shareholder approval as required by Nasdaq. In the event a holder of Series A Preferred Stock is unable to convert shares of Series A Preferred Stock into common stock because 1,662,687 shares have already been issued as described in the preceding sentence, the Company must redeem any unconverted Series A Preferred Stock presented for conversion for cash at a price equal to 125% of the stated value. The Company has the right to redeem the Series A Preferred Stock in cash at 135% of stated value plus accrued and unpaid dividends. All Series A Preferred Stock which is still outstanding on May 14, 2004 is mandatorily converted at the Conversion Price.

The Company is not required to convert Series A Preferred Stock, whether upon request for conversion by the holder or upon the May 14, 2004 mandatory conversion date, if and to the extent that such holder would then own in excess of 5% of the Company's common stock. If, notwithstanding the foregoing, such holder is deemed by a court to be the beneficial owner of more than 5% of the Company's common stock, the Company is required to redeem for cash such number of shares of Series A Preferred Stock as will reduce such holder's ownership to not more than 5% at a redemption price equal to the stated value plus accrued and unpaid dividends. In the case of mandatory conversion, the Company may elect to pay a redemption price in cash equal to 135% of the stated value plus accrued and unpaid dividends or may extend the mandatory conversion date for one year.

The Company filed a Registration Statement on Form S-3 registering the resale of the shares of common stock issuable upon conversion. The Registration Statement was declared effective on June 25, 1999. The Company will use the proceeds from the private placement to finance certain acquisitions. The Company will use the proceeds from exercise of the warrants for working capital. The Company will receive no proceeds from the sale of common stock by the selling shareholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (A)      EXHIBITS

                           10.1 Employment agreement between the Company and Thomas W. Orr dated April 30, 1999. *

                           27       Financial Data Schedule

                           *        This exhibit pertains to compensation.

                  (B)      REPORTS ON FORM 8-K

                           On May 4, 1999, the Company filed a Current Report on Form 8-K, under Item 5 announcing that it had signed a Letter of Intent to acquire popmail.com, inc.

                           On June 7, 1999, the Company filed a Current Report on Form 8-K, under Item 5 announcing that it had signed a definitive merger agreement with popmail.com, inc.

                           On June 25, 1999, the Company filed a Current Report on Form 8-K, under Item 5 announcing that it had closed escrow with respect to the popmail.com, inc. merger.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CAFE ODYSSEY, INC.

                                   By: /s/ Thomas W. Orr
                                       -----------------
                                   THOMAS W. ORR
                                   VICE PRESIDENT-FINANCE AND CHIEF FINANCIAL
                                   OFFICER (PRINCIPAL FINANCIAL OFFICER)

Date:    August 17, 1999