Form 10QSB
period 1999-10-03
POPMAIL COM INC
filed 1999-11-17
CIK 1044738

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1999

                                       OR

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _______ TO _______



                         COMMISSION FILE NUMBER 0-23243


                                POPMAIL.COM, INC.
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


                               CAFE ODYSSEY, INC.
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 12, 1999, there were 10,619,072 shares of common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check One):   Yes [ ]  No [X]

                                POPMAIL.COM, INC.
                                FORM 10-QSB INDEX
                                 OCTOBER 3, 1999




                                                                                                         Page
PART I        FINANCIAL INFORMATION

Item 1.       Condensed Financial Statements

              Condensed Balance Sheets -
                As of October 3, 1999 and January 3, 1999............................................     3

              Condensed Statements of Operations -
                For the thirteen and thirty-nine week periods ended
                October 3, 1999 and September 27, 1998...............................................     4

              Condensed Statements of Cash Flows -
              For the thirty-nine week period ended October 3, 1999
              and September 27, 1998.................................................................     5

              Notes to the Condensed Financial Statements............................................     6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations..........................................    12



PART II       OTHER INFORMATION

Item 1.       Legal Proceedings......................................................................    24

Item 2.       Changes in Securities and Use of Proceeds..............................................    24

Item 4.       Submission of Matters to a Vote of Security Holders....................................    26

Item 6.       Exhibits and Reports on Form 8-K.......................................................    26

              Signatures.............................................................................    28

                         PART I - FINANCIAL INFORMATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS

                                POPMAIL.COM, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)



                                                                                         October 3,             January 3,
                                        ASSETS                                              1999                   1999
                                                                                     -----------------       ----------------
       CURRENT ASSETS:
            Cash and cash equivalents                                                $         311,811       $        106,247
            Accounts receivable                                                                163,464                      0
            Inventories                                                                        101,920                161,463
            Other current assets                                                               167,499                452,243
                                                                                     -----------------       ----------------
                Total current assets                                                           744,694                719,953

       PROPERTY AND EQUIPMENT, net                                                          15,933,037             11,699,548

       GOODWILL                                                                             31,004,531                      0

       OTHER ASSETS                                                                            518,058                520,487
                                                                                     -----------------       ----------------
                                                                                     $      48,200,320       $     12,939,988
                                                                                     =================       ================

                         LIABILITIES AND SHAREHOLDERS' EQUITY
       CURRENT LIABILITIES:
            Short-term notes payable                                                 $       1,695,000       $              0
            Accounts payable                                                                 1,553,092              1,452,648
            Advances payable to principal shareholder                                                0                100,000
            Convertible promissory notes payable                                             1,416,667                150,000
            Current portion of long-term debt                                                3,200,111              2,199,007
            Accrued expenses                                                                   525,598                688,356
                                                                                     -----------------       ----------------
                      Total current liabilities                                              8,390,468              4,590,011

       DEFERRED RENT                                                                         3,670,567              1,755,852
       LONG-TERM DEBT, less current portion                                                    626,836                755,878
                                                                                     -----------------       ----------------
                                                                                            12,687,871              7,101,741
                                                                                     -----------------       ----------------

       COMMITMENTS AND CONTINGENCIES                                                                --                     --

       SHAREHOLDERS' EQUITY:
            Class A, C, D preferred stock, $1,000 stated value,
                 6,200 shares authorized; 4,065 issued and outstanding                       4,065,000                      0
            Class B preferred stock, no stated value,
                 2,024 shares authorized; 2,000 issued and outstanding                      21,333,750                      0
            Common stock, $.01 par value, 100,000,000 shares authorized;
                 10,348,497 and 8,000,089 shares issued and outstanding                        103,485                 80,001
            Additional paid-in capital                                                      33,419,049             20,281,140
            Less: Common stock subscribed
                                                                                              (402,000)              (400,000)
            Accumulated deficit                                                            (23,006,835)           (14,122,894)
                                                                                     -----------------       ----------------
                      Total shareholders' equity                                            35,512,449              5,838,247
                                                                                     -----------------       ----------------
                                                                                     $      48,200,320       $     12,939,988
                                                                                     =================       ================


                 The accompanying notes are an integral part of these
                        condensed financial statements.

                                POPMAIL.COM, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      Thirteen weeks ended                      Thirty-nine weeks ended
                                             -------------------------------------      --------------------------------------
                                                October 3,         September 27,            October 3,         September 27,
                                                   1999                1998                    1999                 1998
                                            -----------------   ------------------      ------------------    ----------------
NET SALES                                   $       3,548,692   $        2,522,048      $        9,442,347    $      4,522,043
                                            -----------------   ------------------      ------------------    ----------------

COSTS AND EXPENSES:
     Food, beverage and retail costs                  935,518              701,781               2,461,551           1,263,784
     Restaurant operating expenses                  2,332,283            1,745,863               6,546,916           3,305,369
     Depreciation and amortization                  1,252,499              313,597               1,863,339             624,736
     Pre-opening expenses                                   0               60,513                 572,932             851,706
     General, administrative & develop              1,827,570              649,073               2,788,346           2,067,602
                                            -----------------   ------------------      ------------------    ----------------
               Total costs and expenses             6,347,870            3,470,827              14,233,084           8,113,197
                                            -----------------   ------------------      ------------------    ----------------

LOSS FROM OPERATIONS                               (2,779,178)            (948,779)             (4,790,737)         (3,591,154)


INTEREST INCOME (EXPENSE), net                       (370,598)             (37,667)               (754,743)             63,857
                                            -----------------   ------------------      ------------------    ----------------

NET LOSS                                    $      (3,169,776)  $         (986,446)     $       (5,545,480)   $     (3,527,297)

PREFERRED STOCK DIVIDENDS
AND ACCRECTION                                     (3,146,232)                   0              (3,338,461)                  0
                                            -----------------   ------------------      ------------------    ----------------

LOSS ATTRIBUTABLE TO
COMMON SHAREHOLDERS                         $      (6,316,008)  $         (986,446)      $      (8,883,941)   $     (3,527,297)
                                            =================   ==================      ==================    ================

BASIC AND DILUTED NET LOSS
PER COMMON SHARE                            $           (0.26)  $            (0.12)      $           (0.58)   $          (0.44)
                                            =================   ==================      ==================    ================

BASIC AND DILUTED NET LOSS
ATTRIBUTABLE TO COMMON
SHAREHOLDERS PER COMMON
SHARE                                       $           (0.51)  $            (0.12)     $            (0.93)   $          (0.44)
                                            =================   ==================      ==================    ================

BASIC AND DILUTED WEIGHTED
AVERAGE OUTSTANDING SHARES                         12,423,730            8,000,089               9,601,808           8,000,145
                                            =================   ==================      ==================    ================


              The accompanying notes are an integral part of these
                        condensed financial statements.

                                POPMAIL.COM, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   Thirty-nine weeks ended
                                                                          ------------------------------------------
                                                                             October 3,             September 27,
                                                                                1999                     1998
                                                                          -----------------       ------------------
       OPERATING ACTIVITIES:
          Net loss                                                        $     (5,545,480)       $      (3,527,297)
          Adjustments to reconcile net loss to cash flows
          from operating activities:
                Depreciation                                                       977,495                  624,736
                Goodwill amortization                                              838,059                        0
                Common stock issued in lieu of compensation                        244,708                        0
          Changes in operating assets and liabilities:
                Inventories                                                         59,543                 (101,132)
                Other current assets                                               296,156                 (372,946)
                Other assets                                                        40,341                 (377,995)
                Accounts payable                                                  (111,284)                 340,535
                Accrued expenses                                                  (162,758)                 110,663
                                                                          ----------------        -----------------
                   Net cash used in operating activities                        (3,363,220)              (3,303,436)
                                                                          ----------------        -----------------

       INVESTING ACTIVITIES:
          Purchases of property and equipment                                   (4,504,680)              (7,093,535)

       FINANCING ACTIVITIES:
          Proceeds from short-term notes payable                                 1,435,000                        0
          Proceeds from convertible notes payable                                2,000,000                        0
          Proceeds from long-term debt                                           1,000,000                2,002,976
          Proceeds from preferred stock and warrant sale                         6,200,000                        0
          Proceeds from exercise of stock options                                  262,420                        0
          Tenant allowance collected                                             1,962,500                1,612,500
          Payment to LegacyMaker note payable                                   (4,448,756)                       0
          Payments to shareholder                                                 (100,000)                       0
          Payments on short-term notes payable                                    (290,000)                (200,000)
          Payments on long-term debt                                              (127,938)                (953,352)
          Repurchases of common stock                                                    0                     (300)
          Amortization of warrant discount                                         180,238                        0
                                                                          ----------------        -----------------
                   Net cash provided by financing activities                     8,073,464                2,461,824
                                                                          ----------------        -----------------

       INCREASE (DECREASE) IN CASH AND
            CASH EQUIVALENTS                                                       205,564               (7,935,147)

       CASH AND CASH EQUIVALENTS,
             beginning of period                                                   106,247                9,222,174
                                                                          ----------------        -----------------

       CASH AND CASH EQUIVALENTS, end of period                           $        311,811        $       1,287,027
                                                                          ================        =================
       SUPPLEMENTAL DISCLOSURE OF CASH
              FLOW INFORMATION:
                Cash paid for interest                                    $        380,523        $          82,132
                Cash paid for income taxes                                               0                        0

              The accompanying notes are an integral part of these
                        condensed financial statements.

                                POPMAIL.COM, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 OCTOBER 3, 1999
                                   (UNAUDITED)


1.       GENERAL

On September 1, 1999, the Company completed its merger with an Internet company, popmail.com of Dallas, Texas, ("popmail") that provides branded email services to radio stations. Therefore, the Company now has two divisions: an Internet division and a restaurant division. Prior to the merger, the Company owned and operated three full service restaurants. One, which was located in Cincinnati, Ohio (the "Kenwood Restaurant"), which operated under the trade name "Hotel Discovery" was closed August 29, 1999. See Note 4 for further discussion of the Kenwood Restaurant. The other two restaurants operate under the trade name Cafe Odyssey. One is in the Mall of America, located in Bloomington, Minnesota, a suburb of Minneapolis (the "Mall of America Restaurant"), and the other at the Denver Pavilions, located in the downtown district of Denver, Colorado (the "Denver Pavilions Restaurant"). The Kenwood Restaurant opened under the name "Hotel Mexico" on December 19, 1996. The Mall of America Restaurant opened on June 8, 1998. The Denver Pavilions Restaurant opened March 15, 1999. Prior to the opening of the Kenwood Restaurant, the Company was in the development stage.

On February 25, 1998, the Company changed the name of its restaurant concept from Hotel Discovery to Cafe Odyssey. In conjunction with this action, the Company's Board of Directors and shareholders approved a change in its corporate name from Hotel Discovery, Inc. to Cafe Odyssey, Inc. This change was approved by shareholders on May 21, 1998.

The Company expects to rapidly expand the Internet division, therefore, the Company's Board of Directors recommended a corporate name change to PopMail.com, inc., ("PopMail.com"). At the Company's annual meeting held August 19, 1999, the shareholders voted to approve the name change from Cafe Odyssey, Inc. to PopMail.com, inc.

One of the objectives of the Internet division of PopMail.com is to become a leading provider of email services to radio stations and their listeners. PopMail.com combines the power of the Internet with the mass-medium of radio. By providing radio stations with an attractive free email service to their listeners, PopMail.com leverages radio's proven ability to engage audiences and attract advertisers. The Company has entered into a definitive purchase agreement to acquire all of the capital stock of ROI Interactive, Inc., and expects to close the acquisition in the forth quarter of 1999. The Company will continue to locate other companies, which have developed specific services of permission-based marketing email in the fields of radio, television, newspaper, sports and the entertainment media.

Until September 1, 1999, the Company operated in one segment: restaurant operations. As of September 1, 1999, with the acquisition of popmail, the Company has been operating in an additional segment: the Internet. For the purposes of reporting in accordance with FAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", the Company presents a single segment, as the operations of the Internet segment for the month of September were immaterial to the overall operations. See Note 3.

2.       BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent 10-KSB dated January 3, 1999. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the periods ended October 3, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2000. The condensed balance sheet at January 3, 1999, is derived from the Company's audited financial statements as of that date.

The Company has adopted a 52/53 week accounting period ending on the Sunday nearest December 31 of each year. Fiscal year 1999 will be a 52 week year.

3.       ACQUISITION AND PLAN OF MERGER

On September 1, 1999, the Company acquired popmail in an acquisition accounted for as a purchase. The Company issued 2,204 shares of Series B convertible preferred stock, which may be converted into 8,635,902 shares of common stock and warrants, exercisable into 5,307,098 shares of common stock. Additionally, the Company repaid indebtedness of approximately $5.1 million to an affiliate of popmail, LegacyMaker, Inc. The required financing for the merger was obtained through the private sale of $2,000,000 of convertible debt, $2,200,000 of Series D Preferred Stock, exercise of warrants in the amount of $750,000 and a promissory note in the amount of $550,000 to LegacyMaker, Inc.

The net assets acquired were 804,383. The Company recorded $31,890,106 of goodwill associated with the merger. The goodwill is amortized on a straight-line basis over three years.

For the month of September, popmail had $2,910 of revenues, $83,150 of general and administrative expenses, $15,976 of depreciation and $96,216 net loss.

4.       NET INCOME (LOSS) PER COMMON SHARE:

The Company's basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company's diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For each of the periods presented, the Company incurred net losses and therefore basic and diluted per share amounts are the same. Common shares of 8,635,902 associated with the Series B preferred stock have been used in the calculation of basic and diluted weighted average outstanding shares.

5.       PREFERRED STOCK ACCRETION AND DEEMED DIVIDENDS

On May 14, 1999, the Company issued 2,000 shares of Series A 8% convertible preferred stock in a private placement for total proceeds of $2,000,000. On July 13, 1999, the Company issued 2,000 shares of Series C 8% convertible preferred stock in a private placement for total proceeds of $2,000,000. On August 31, 1999, the Company issued 2,200 shares of Series D 8% convertible preferred stock in a private placement for total proceeds of $2,200,000. All three preferred stock series are convertible into the Company's common stock at a price equal to 65% of the average market closing price for the five preceding days.

The Company recognized a non-cash deemed dividend of $3,146,232 and $3,338,461 for the thirteen weeks and thirty-nine weeks ended October 3, 1999, respectively. The deemed dividend was recorded as a discount to preferred stock with a corresponding credit to additional paid-in capital. The accretion of the discount is reflected in the condensed statement of operations as an adjustment to net loss, but has no net effect on total shareholders' equity.

6.       PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

                                                                            October 3,              January 3,
                                                                               1999                    1999
                                                                         ------------------     -------------------
          Leasehold improvements                                         $       13,221,560     $         6,435,925
          Equipment and fixtures                                                  5,257,364               4,014,095
          Construction in progress                                                        0               2,823,920
                                                                         ------------------     -------------------
                                                                                 18,478,924              13,273,940

          Less: accumulated depreciation and amortization                        (2,545,887)             (1,574,392)
                                                                         ==================     ===================
          Total property and equipment, net                              $        15,933,03     $        11,699,548
                                                                         ==================     ===================

7.       WRITE-DOWN OF PROPERTY AND EQUIPMENT

The Company's initial restaurant located in Cincinnati, Ohio had not generated positive operating cash flows since its opening. This initial format and the Hotel Discovery concept did not serve as the prototype for the Company's subsequent restaurants. Accordingly, the Company recorded a non-cash write-down of the Kenwood Restaurant of $2,000,000 in 1998. An impairment was determined by the Company's management based on the operating performance of the restaurant combined with the difference between the carrying amount of the assets and the undiscounted cash flows estimated to be generated.

The Company is in final negotiations for the sale of the Kenwood Restaurant. Considerations still being negotiated include (but are not limited to) lease re-assignments and the release of the September 1998 $3,000,000 credit facility guarantees discussed in Note 8. Because of the $2,000,000 impairment charge recorded in 1998, the possibility exists that a gain will be recorded over book value with the pending sale of this location. However, there can be no assurances that this sale will be completed during 1999, if at all, which would meet the requirements of the Company.

8.       DEBT

In June 1996 the Company entered into three convertible promissory notes with an aggregate total of $150,000 with private investors. The notes matured on July 1, 1999, with an interest rate of 8.01% per year. These notes were amended and restated in June 1999, with a new maturity date of December 31, 1999, and an interest rate of 8.01% per year. The notes (principal and accrued interest) are convertible into approximately 89,000 shares of the Company's Common Stock at a rate of $2.1875 per share.

In June 1998 the Company entered into a senior loan and security agreement with a financial institution for approximately $1,000,000. The loan is secured by substantially all of the furniture, accessories, computer/POS and kitchen equipment located at the Mall of America Restaurant and required security deposits of approximately $300,000. The loan requires monthly installments of $25,044 including interest of 15.94%. This loan is due July 2002.

In September 1998 the Company entered into a $3,000,000 revolving line of credit facility with a financial institution. This credit facility is secured by an open-ended leasehold mortgage, security agreement and assignment of rents, income and proceeds ("Mortgage"), which Mortgage encumbers the leasehold improvements of the Kenwood Restaurant. See Note 7 for further discussion of the Kenwood Restaurant. In addition, two directors and an ex-director of the Company entered into a joint and several limited guaranty of the first $1,000,000 of the Company's borrowings under this credit facility. In consideration of these guarantees, the Company issued 40,000 five-year warrants to each of these individuals at an exercise price of $0.75 per share in November 1998. Guarantees for the other $2,000,000 were obtained later in November 1998 from two of the aforementioned directors and an additional third party, whereby two of the directors each severally guaranteed $500,000, and the other third party guaranteed $1,000,000, of such borrowings. All three guarantors pledged certain collateral to the financial institution in connection with the latter guarantees. In exchange for such guarantees and pledges of collateral, the Company issued 200,000 five-year warrants each to two of the directors in November 1998, and 400,000 five-year warrants to the other third party in January 1999 all at an exercise price of $0.75 per share. The Board of Directors of the Company also authorized the issuance of additional warrants and the payment of cash penalties to the three guarantors if the borrowings are not repaid in full by July 6, 2000. This credit facility provides for monthly payments of interest accrued on the outstanding unpaid principal balance at a rate equal to the Prime Rate (8.25% as of October 3, 1999). As of April 2, 1999, the Company has borrowed $3,000,000 under this credit facility. The line of credit facility and senior promissory note contain certain restrictive covenants, as defined and the maturity date has been extended to July 6, 2000. As of October 3, 1999, the Company was in compliance with all such covenants.

On February 23, 1999, the Company entered into a promissory note for $300,000 with a private investor. The note was unsecured and required a balloon payment of principal and interest 90 days from the loan date. The interest rate was 18% per year, with a 2% loan origination fee. The Company issued a five-year warrant to such investor to purchase 50,000 shares of the Company's common stock at an exercise price of $0.50 per share. A principal payment, accrued interest and an origination fee was paid in May 1999, and a new note was issued for $200,000 with the same investor. The new note, dated May 23, 1999, is also unsecured and requires a balloon payment of principal and interest 90 days from the loan date at a rate of 12.5% per year. The investor has the option to receive payment of principal and interest in cash or in shares of the Company's common stock. On October 19, 1999, this note was repaid through the issuance of 105,000 shares of the Company's Common Stock, $.01 par value, at a price of $2.00 per share, to cancel the remaining indebtedness of principal and interest.

On March 10, 1999, the Company entered into a promissory note for $825,000 with a financial institution. The note is a secured revolving line of credit facility, which requires interest payments only. The interest rate on the note is equal to the Index Rate (8.25% as of October 3, 1999), with the maximum interest rate not to exceed 21.75% per annum. The note is due March 10, 2000. The note is secured by personal guarantees and the Company has issued five-year warrants, for an aggregate of 500,000 shares of common stock, at an exercise price of $0.75 per share to the guarantors in consideration of the guarantees. One guarantor, a director of the Company, received 87,500 warrants, the remaining 412,500 warrants going to other third party guarantors.

On April 30, 1999, the Company entered into a master equipment lease agreement ("Capital Lease") for $300,000 with a financial institution. The Capital Lease was secured by substantially all of the furniture, accessories, computer/POS and kitchen equipment located at the Denver Pavilions Restaurant and had required security deposits of approximately $135,000. The note bore interest at 17.3% and was paid in full on September 1, 1999.

On May 14, 1999, the Company issued 2,000 shares of Series A 8% convertible preferred stock ("Series A Preferred Stock") with a stated value of $1,000 per share in a private placement for total proceeds of $2,000,000 and net proceeds after expenses of approximately $1,700,000. In addition, the Company issued a warrant (the "Agent's Warrant") to the placement agent to purchase 150,000 shares of the Company's common stock at $3.00 per share in connection with the offering. The Warrant is exercisable for five years. The purchase was an institutional investor who is an "accredited investor" as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended ("Regulation D"). The Company relied upon Rule 506 of Regulation D as the exception for such private placement. By September 22, 1999, all Series A Preferred Stock had been converted.

On June 30, 1999, the Company entered into a Letter of Intent to acquire Internet Community Concepts ("ICC"). ICC provides Web content, e-commerce and advertising to nearly 350 radio stations. On October 20, 1999, the Company completed the purchase of a minority interest in ICC through the exchange of 120,000 shares of the Company's Common Stock. In addition, the Company acquired the rights to an exclusive joint-marketing agreement with ICC.

On July 13, 1999, the Company issued 2,000 shares of Series C 8% convertible preferred stock ("Series C Preferred Stock") with a stated value of $1,000 per share in a private placement for total proceeds of $2,000,000 and net proceeds after expenses of approximately $1,700,000. In addition, the Company issued a warrant ("Warrant") to the placement agent to purchase 150,000 shares of the Company's common stock at $3.00 per share in connection with the offering. The Warrant is exercisable for five years.

The annual dividend of 8% is cumulative and is payable quarterly in arrears either in cash or in freely tradeable shares of common stock. Each share of Series C Preferred Stock is convertible into shares of the Company's common stock at a conversion price equal to 65% of the average closing bid price for the common stock five days prior to the conversion. The total number of shares of common stock issuable (i) upon conversion of the Series C Preferred Stock,
(ii) as a dividend on the Series C Preferred Stock and (iii) upon exercise of the Warrant cannot exceed 1,762,632 shares (20% of the number of outstanding shares of common stock on July 13, 1999), unless the Company obtains shareholder approval as required by Nasdaq. In the event a holder of Series C Preferred Stock is unable to convert shares of Series C Preferred Stock into common stock because 1,762,632 shares have already been issued as described in the preceding sentence, the Company must redeem any unconverted Series C Preferred Stock presented for conversion for cash at a price equal to 125% of the stated value. The Company has the right to redeem the Series C Preferred Stock in cash at 135% of stated value plus accrued and unpaid dividends. All Series C Preferred Stock, which is still outstanding on July 13, 2004, is mandatorily converted at the Conversion Price.

The Company is not required to convert Series C Preferred Stock, whether upon request for conversion by the holder or upon the July 13, 2004, mandatory conversion date, if and to the extent that such holder would then own in excess of 5% of the Company's common stock. If, notwithstanding the foregoing, such holder is deemed by a court to be the beneficial owner of more than 5% of the Company's common stock, the Company is required to redeem for cash such number of shares of Series C Preferred Stock as will reduce such holder's ownership to not more than 5% at a redemption price equal to the stated value plus accrued and unpaid dividends. In the case of mandatory conversion, the Company may elect to pay a redemption price in cash equal to 135% of the stated value plus accrued and unpaid dividends or may extend the mandatory conversion date for one year.

On August 13, 1999, the Company filed a Registration Statement relating to the resale of common stock issuable

(i) upon conversion of the Series C Preferred Stock, (ii) in lieu of cash dividends on the Series C Preferred Stock and (iii) upon exercise of the Warrant. The Registration Statement was declared effective by the SEC on August 26, 1999. The Company used the proceeds from the private placement to finance certain acquisitions. The Company will use the proceeds from exercise of the warrants for working capital. The Company will receive no proceeds from the sale of common stock by the selling shareholders.

On July 19, 1999, the Company entered into a Letter of Intent to purchase substantially all of the assets of ROI Interactive, LLC, a permission-based marketing email communications company which concentrates on the needs of its media, sports and entertainment customers.

On August 24, 1999, the Company entered into a senior convertible note for $2,000,000 with a financial investor. The proceeds were used to finance the acquisition of popmail. The interest rate on the note is equal to the Prime Rate plus 2% (10.25% as of October 3, 1999). Interest on the unpaid principal balance of the note shall be payable quarterly. The note is due August 24, 2000, and is secured by substantially all of the furniture, accessories, computer/POS and kitchen equipment located at the Denver Pavilions Restaurant. The Company has issued a five-year warrant for an aggregate of 500,000 shares of common stock at an exercise price of $2.50 per share.

On August 31, 1999, the Company issued 2,200 shares of Series D 8% convertible preferred stock ("Series D Preferred Stock") with a stated value of $1,000 per share in a private placement for total proceeds of $2,200,000 and net proceeds after expenses of approximately $1,960,000. In addition, the Company issued a warrant ("Warrant") to the placement agent to purchase 150,000 shares of the Company's common stock at $3.00 per share in connection with the offering. The Warrant is exercisable for five years.

The annual dividend of 8% is cumulative and is payable quarterly in arrears either in cash or in freely tradable shares of common stock. Each share of Series D Preferred Stock is convertible into shares of the Company's common stock at a conversion price equal to 65% of the average closing bid price for the common stock five days prior to the conversion. The total number of shares of common stock issuable (i) upon conversion of the Series D Preferred Stock,
(ii) as a dividend on the Series D Preferred Stock and (iii) upon exercise of the Warrant cannot exceed 1,878,107 shares (20% of the number of outstanding shares of common stock on August 31, 1999), unless the Company obtains shareholder approval as required by Nasdaq. In the event a holder of Series D Preferred Stock is unable to convert shares of Series D Preferred Stock into common stock because 1,878,107 shares have already been issued as described in the preceding sentence, the Company must redeem any unconverted Series D Preferred Stock presented for conversion for cash at a price equal to 125% of the stated value. The Company has the right to redeem the Series D Preferred Stock in cash at 135% of stated value plus accrued and unpaid dividends. All Series D Preferred Stock, which is still outstanding on August 31, 2004, is mandatorily converted at the Conversion Price.

The Company is not required to convert Series D Preferred Stock, whether upon request for conversion by the holder or upon the July 13, 2004 mandatory conversion date, if and to the extent that such holder would then own in excess of 5% of the Company's common stock. If, notwithstanding the foregoing, such holder is deemed by a court to be the beneficial owner of more than 5% of the Company's common stock, the Company is required to redeem for cash such number of shares of Series D Preferred Stock as will reduce such holder's ownership to not more than 5% at a redemption price equal to the stated value plus accrued and unpaid dividends. In the case of mandatory conversion, the Company may elect to pay a redemption price in cash equal to 135% of the stated value plus accrued and unpaid dividends or may extend the mandatory conversion date for one year.

On September 30, 1999, the Company filed a Registration Statement relating to the resale of common stock issuable (i) upon conversion of the Series D Preferred Stock, (ii) in lieu of cash dividends on the Series D Preferred Stock and (iii) upon exercise of the Warrant. If the Registration Statement has not been declared effective by the SEC by February 25, 2000, the Company must pay liquidated damages thereafter until such conditions are satisfied.

On September 1, 1999, the Company issued 2,024 shares of Series B convertible preferred stock ("Series B Preferred Stock") as consideration for the merger governed by the Agreement and Plan of Merger dated as of June 1, 1999, ("Agreement") by and between the Company, Stephen D. King (the Registrant's principal shareholder, Chairman and Chief Executive Officer), each of the shareholders of popmail.com, inc., a Delaware corporation ("popmail") and Cafe Odyssey acquisition Subsidiary, Inc., a Delaware corporation and wholly-owned subsidiary of the Registrant ("Acquisition Sub").

The Series B Preferred Stock may be converted at any time into shares of the Company's common stock at a rate equal to 4,266.75 shares of common stock for each share of the Series B Preferred Stock. If the Company pays any dividends on its common stock or other capital stock (other than dividends payable solely in shares of common stock), the Company shall at the same pay to the holders of shares of the Series B Preferred Stock the dividends which would have been paid with respect to the common stock issuable upon conversion of such shares of Series B Preferred Stock had all of the outstanding shares of the Series B Preferred Stock been converted immediately prior to the record date for such dividend.

The Series B Preferred Shares have a per share liquidation preference equal to $9,881.42. If the assets of the Company are insufficient to pay all of the liquidation preference amount of the Series B Preferred Shares, the holders of shares of the Series Preferred Stock shall share pro rata in any such distribution in proportion to the full amounts to which they would otherwise be respectively entitled.

In conjunction with the Series B Preferred Shares, the Company issued a warrant to LegacyMaker, Inc., a Delaware corporation, which warrant granted LegacyMaker the right to purchase up to 900,000 shares of the common stock of the Company (subject to customary adjustments) at an exercise price of $3.00 per share. The warrant expires on May 14, 2004 with respect to 450,000 shares and expires on July 13, 2004 with respect to the remaining 450,000 shares.

On October 20, 1999, the Company amended its pending Registration Statement to include registration of the resale of 100,000 shares of common stock issuable upon conversion of the Series B Preferred Stock. The Registration Statement has not been declared effective by the SEC. The Company will receive no proceeds from any resale of these 100,000 shares of common stock issuable upon conversion of the Series B Preferred Stock.

On September 1, 1999, the Company completed its merger agreement with popmail. The shareholders of Cafe Odyssey, Inc., previously approved the merger, along with a name change to PopMail.com, inc. The required financing for the merger was obtained through the private sale of $2,000,000 of convertible debt, $2,200,000 of Series D Preferred Stock, exercise of warrants in the amount of $750,000 and a promissory note in the amount of $550,000.

9.       COMMITMENTS AND CONTINGENCIES

LITIGATION - The Company is involved in legal actions in the ordinary course of business. While no reasonable estimates of potential liability can be determined, management believes such legal actions will be resolved without material effect on the Company's financial position or results of operations. The Company charges legal fees to operations as they are incurred.

ITEM 2.
                                POPMAIL.COM, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following management's discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed financial statements and related notes thereto included elsewhere in this report, and the audited financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended January 3, 1999.


OVERVIEW

Subsequent to its September 1, 1999, merger with popmail, the Company manages its operation in two market segments: an Internet division and a restaurant division. Prior to the merger, the Company owned and operated three full service restaurants. One, which was located in Cincinnati, Ohio ("Kenwood Restaurant"), which operated under the trade name "Hotel Discovery" was closed August 29, 1999. See Note 4 for further discussion of the Kenwood Restaurant. The other two restaurants operate under the trade name Cafe Odyssey. One is in the Mall of America, located in Bloomington, Minnesota, a suburb of Minneapolis ("Mall of America Restaurant"), and the other at the Denver Pavilions, located in the downtown district of Denver, Colorado ("Denver Pavilions Restaurant"). The Kenwood Restaurant opened under the name "Hotel Mexico" on December 19, 1996. The Mall of America Restaurant opened on June 8, 1998. The Denver Pavilions Restaurant opened March 15, 1999. Prior to the opening of the Kenwood Restaurant, the Company was in the development stage.

The Company began operations as Hotel Mexico, Inc. ("HMI"), which was incorporated in Ohio in January 1994. The Kenwood Restaurant Limited Partnership, an Ohio limited partnership ("Kenwood Partnership") was formed in June 1995 to own and operate the Kenwood Restaurant. HMI's operations and the net assets of the Kenwood Partnership were combined in November 1996 and in August 1997, HMI was reorganized as Hotel Discovery, Inc., a Minnesota corporation.

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

The Company expects to rapidly expand the Internet division, therefore, the Company's Board of Directors recommended a corporate name change to PopMail.com, inc., ("PopMail.com"). At the Company's annual meeting held August 19, 1999, the shareholders voted to approve the name change from Cafe Odyssey, Inc. to PopMail.com, inc.

One of the objectives of the Internet division of PopMail.com is to become a leading provider of email services to radio stations and their listeners. PopMail.com combines the power of the Internet with the mass-medium of radio. By providing radio stations with an attractive free email service to their listeners, PopMail.com leverages radio's proven ability to engage audiences and attract advertisers. The Company has signed letters of intent to acquire other companies, which have developed specific services of permission-based marketing email in the fields of radio, television, newspaper, sports and the entertainment media.

Future revenue and profits, if any, will depend upon various factors, including the rapidly changing e-commerce community of the Internet, the market acceptance of the Company's current restaurant concept, the quality of restaurant operations, the ability to expand to multi-unit locations and general economic conditions. The Company's present source of revenue is limited to its existing restaurants. There can be no assurances the Company will successfully implement its expansion plans, of the Internet or restaurant divisions, in which case it will continue to be dependent on the revenues from the existing restaurants. The Company also faces all of the risks, expenses and difficulties frequently encountered in connection with the expansion and development of a new and expanding business. Furthermore, to the extent the Company's expansion strategy is successful, it must manage the transition to multiple-site operations, higher volume operations, the control of overhead expenses and the addition of necessary personnel. With the addition of the Internet division, the Company will be hiring senior management to operate that division. The Company's present management team will continue to focus its attention on the day to day activities of the restaurants. No assurance can be given that other acquisitions will be completed and or desired results achieved.


RESULTS OF OPERATIONS FOR THE THIRTEEN WEEKS AND THIRTY-NINE WEEKS ENDED OCTOBER 3, 1999 AND SEPTEMBER 27, 1998

NET SALES

The restaurant division had net sales for the thirteen weeks ended October 3, 1999 and September 27,1998 of $3,548,692 and $2,522,048, respectively, or a
40.7% increase of $1,026,644. The increase in sales is attributable to the opening of the Denver Pavilions March 15, 1999, offset by the closing of the Kenwood Restaurant on August 29, 1999.

The restaurant division had net sales for the thirty-nine weeks ended October 3, 1999 and September 27,1998 of $9,442,347 and $4,522,043, respectively, or a
108.8% increase of $4,920,304. The increase in sales is attributable to the opening of the Mall of America Restaurant on June 8, 1998, and the opening of the Denver Restaurant on March 15, 1999, offset by the closing of the Kenwood Restaurant on August 29, 1999.

The Internet division had net sales of $2,910 for the first month after the merger.

COSTS AND EXPENSES

The food, beverage, retail costs and other unit operating expenses related to the operation of the restaurant division for the thirteen weeks ended October 3, 1999 were $3,267,802 or a 33.5% increase of $820,158 from $2,447,644 for the thirteen weeks ended June 28,1998. The Company will continue to incur some expenses relating to the closing of the Kenwood Restaurant until a sale is completed.

The food, beverage, retail costs and other unit operating expenses related to the operation of the restaurant division for the thirty-nine weeks ended October 3, 1999 were $9,008,467 or a 97.1% increase of $4,439,314 from $4,569,153 for the thirty-nine weeks ended September 27,1998. The correlation that exists between the increase in costs and expenses as compared to the increase in revenues reflects the economies of scale of the larger revenue restaurants. Management continues to address cost and expense issues at the Restaurants. Further refinements are anticipated for both the Mall of America Restaurant and the Denver Pavilions Restaurant in the area of labor expenses. However, no assurance can be given that these efforts will achieve desired results by the year end, if at all.

Depreciation and amortization expenses for the thirteen weeks ended October 3, 1999 were $1,252,499 or a 299.3% increase of $938,902 from $313,597 for the thirteen weeks ended September 27, 1998. Depreciation and amortization expenses for the thirty-nine weeks ended October 3, 1999 were $1,863,339 or a 198.2% increase of $1,238,603 from $624,736 for the thirty-nine weeks ended September 27, 1998. This increase is due primarily to the straight-line amortization of goodwill and the addition of the Denver Pavilions Restaurant and the Internet division.

The Company incurred no additional pre-opening expenses for the thirteen weeks ended October 3, 1999. Pre-opening and start-up expenses were $572,932 for the thirty-nine weeks ended October 3, 1999, as compared to $851,706 for the thirty-nine weeks ended September 27, 1998, a decrease of $278,774 or 32.7%. The Company revised its pre-opening policy with the opening of the Denver Pavilions Restaurant. The restaurant division anticipates that future new restaurant openings will be in line with Denver. However, no assurance can be given that pre-opening and start-up costs will be within the same amounts, due to the size of the next unit, its geographic location or the time needed to open. Of the $572,932 pre-opening expenses, $504,973 were for the Denver Pavilions Restaurant and $67,959 related to the start-up site located in Irvine, California. The Company has decided not to open a restaurant at this specific site.

The restaurant division's executive and administrative office located in Bloomington, Minnesota, had general, administrative and development expenses for the thirteen weeks ended October 3, 1999, of $1,827,570 compared to $649,073 for the thirteen weeks ended September 27, 1998, an increase of $1,178,497 or 181.5%. The restaurant division's executive and administrative office had general, administrative and development expenses for the thirty-nine weeks ended October 3, 1999, of $2,788,346 compared to $2,067,602 for the thirty-nine weeks ended September 27, 1998, an increase of $720,744 or 34.8%. This increase reflects the results of the merger of popmail. The Company recorded expenses relating to the acquisition of popmail of $1,167,061 for the thirteen weeks ended October 3, 1999. The Internet division's executive and administrative office located in Dallas, Texas, had general, administrative and development expenses for the five weeks ended October 3, 1999, of $83,150. Interest expense for the thirteen weeks and thirty-nine weeks ended October 3, 1999 of $372,165 and $759,497, respectively. Interest income for the thirteen weeks and thirty-nine weeks ended October 3, 1999 was $1,567 and $4,754 respectively. The Company has to address the numerous executive and administrative staffing requirements, the requirements needed to manage remote sites, shareowner relationships, etc. and development costs associated with site location. The Company will be seeking additional senior management personnel as well as support staff, which will also have an associated impact on future earnings. The Company expects to continue to incur operating losses during 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $7,645,774 at October 3, 1999, compared to working capital deficit of $3,870,058 on January 3, 1999. Cash and cash equivalents were $311,811 at October 3, 1999, representing an increase of $205,564 from the cash and cash equivalents of $106,247 at January 3, 1999.

Since inception, the Company's principal capital requirements have been (i) the development of the Company and the Hotel Discovery/Cafe Odyssey concept, (ii) the construction of the Kenwood Restaurant and the acquisition of furniture, fixtures and equipment of approximately $5.1 million, net of landlord contributions, (iii) the construction of the Mall of America Restaurant and the acquisition of furniture, fixtures and equipment of approximately $4.8 million, net of landlord contributions, (iv) the construction of the Denver Pavilions Restaurant and the acquisition of furniture, fixtures and equipment of approximately $4.2 million, net of landlord contributions, and (v) the acquisition and merger with popmail.com, inc., of approximately $5.1 million.

The Company's primary sources of working capital have been proceeds from the sale of common stock to and borrowings from its principal shareholder, Stephen
D. King, the private placement of common stock and debt, as well as the proceeds from the Company's initial public offering of Units in November 1997.

The Company will not open any new restaurants in fiscal year 1999. Management is committed to its original, fundamental strategy of slow, controlled growth. This approach to expansion although conservative, will strengthen the concept and avoid the pitfalls of some of the competition by insuring that the management team is not outdistanced and can execute the Company standards. It also insures that the real estate strategy is not compromised due to forced timing of restaurant openings. With the successful execution of the Denver Pavilions Restaurant being opened on time and on budget, the Company has terminated the lease agreement with the Irvine, California developer primarily due to the physical placement that the restaurant would occupy within the Irvine complex. The Company is investigating other real estate site locations.

The Company estimates that its capital expenditures required for its next restaurant (excluding any landlord contributions) will be approximately $2 to $5 million. The Company expects to finance its concept development and expansion through cash flow from operations, the exercise of its Class A Warrants and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.

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

The Company will continue to aggressively search for strategic partners and/or acquisition candidates for its PopMail Network Services, a suite of "permission" based and "affinity" marketing email communication services targeted at businesses in the broadcast, media, sports and entertainment industries. The Company has committed at least $2,000,000 over the next year to expand its management, sales and technical service capabilities to accommodate the planned expansion. Capital will be raised through its Class A Warrants, additional private placement equity instruments, debt securities and other credit facilities. There are no assurances that such financing, if any, will be available on terms acceptable or favorable to the Company.

IMPACT OF THE YEAR 2000 ISSUE

INTRODUCTION. The term "Year 2000" is used to describe general problems that may result from improper processing of dates and date-sensitive calculations by computers or other machinery as the year 2000 is approached and reached. This problem stems from the fact that many of the world's computer hardware and software applications have historically used only the last two digits to refer to a year. As a result, many of these computer programs do not or will not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. The Year 2000 issue is real and presents a number of serious risks and uncertainties that could have a broad impact across all industries and which could impact the Company's results of operations, liquidity and financial position.

THE COMPANY'S STATE OF READINESS. To operate its business, the Company relies on many third party information technology systems ("IT"), including its point of sale, table seating and reservation management, inventory management, credit card processing, payroll, accounts payable, fixed assets, banking and general ledger systems. The Company does not maintain any proprietary IT systems and has not made any modifications to any of the IT systems provided to it by its IT vendors. The Company has received from each of its vendors, as required, upgrades or enhancements that will ensure that the IT systems associated with that particular vendor will be Year 2000 compliant.

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

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES. The Company expenses costs associated with its Year 2000 compliance efforts as the costs are incurred. The Company estimated that it has spent approximately $2,000 to complete its Year 2000 compliance efforts. The Company estimates that additional costs could be incurred should knowledge regarding specific issues become known, which would requiring more elaborate testing from any of its IT vendors. It should be noted, however, that there can be no assurance that the Company will successfully identify and rectify all its Year 2000 problems.

RISKS PRESENTED BY YEAR 2000 PROBLEMS. The Company had requested and has received responses from its major IT vendors. The information received indicates no risk to the normal continuation of business due to disclosed Year 2000 issues. Furthermore, the Company believes that its efforts in the Year 2000 issues will not necessarily guarantee that events and circumstances outside the Company's direct influence and control will not adversely impact its operations.

THE COMPANY'S CONTINGENCY PLANS. Although the key risks have been assessed, the Company does not expect to have any operational issues regarding Year 2000 compliance, however, the possibility exists that many unavoidable issues, that can not even be imagined, could develop after the calendar changes to 2000. With the core IT systems ready, the Company expects to deal with any Year 2000 issues on a day to day basis, and plans to implement modifications as the need arises. Nevertheless, there can be no assurances that all that has been accomplished will produce the desired results, if at all.


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in the following pages constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this Form 10-QSB, the words "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. Although the Company believes these statements are reasonable, readers of this Form 10-QSB should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of the risk factors listed below under the caption "Risk Factors." Readers of this Form 10-QSB should consider carefully the factors listed below, as well as the other information and data contained in this Form 10-QSB. The Company cautions the reader, however, that such list of factors under the caption "Risk Factors" may not be exhaustive and that those or other factors, many of which are outside of the Company's control, could have a material adverse effect on the Company and its results of operations. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth hereunder and under the caption "Risk Factors."

                                  RISK FACTORS

An investment in our common stock is very risky. You may lose the entire amount of your investment. Prior to making an investment decision, you should carefully review this entire prospectus and consider the following risk factors:

WE HAVE INCURRED LOSSES TO DATE AND IF OUR SALES DO NOT IMPROVE, WE WILL NEED ADDITIONAL FINANCING IN ORDER TO CONTINUE OPERATIONS.

We incurred net losses of approximately $8.9 million for the 39 weeks ended October 3, 1999, $6.7 million in 1998 and $4.0 million in 1997 and had a working capital deficit of approximately $7.6 million as of October 3, 1999. Our ability to continue our present operations and successfully implement our expansion plans is contingent upon our ability to increase our revenues which are presently limited to income from our three existing restaurants. Without additional financing, cash generated from our current operations may not be adequate to fund operations and make mortgage payments in 1999. There can be no assurances that additional financing to fund current operations and expansion will be available on terms acceptable or favorable to us. In addition, our former independent auditors expressed a "going concern" qualification to their audit of our financial statements for the year ended January 3, 1999.

THERE IS SIGNIFICANT POTENTIAL FOR DILUTION OF INVESTORS INTERESTS DUE TO THE E-MAIL-RELATED ACQUISITIONS OR THE CONVERSION OF PREFERRED SHARES INTO SHARES OF THE COMPANY'S COMMON STOCK.

If the acquisition of ROI Interactive, LLC is completed, the Company's current shareholders could experience significant ownership dilution. Furthermore, this new business could require additional financing which could dilute shareholdings further.

In May 1999, we separately issued to an investor 2,000 shares of Series A 8% Convertible Preferred Stock (the "Series A Preferred Shares") which are convertible into shares of common stock at a conversion price of 65% of the market price of our common stock and a warrant to acquire 300,000 shares of common stock at an exercise price of $3.00 per share. As of September 22, 1999, 1,015,999 shares of common stock have been issued upon the conversion of 2,000 Series A Preferred Shares, leaving no shares of Series A Preferred Shares outstanding.

In July 1999, we also issued 2,000 shares of Series C Preferred Shares which are also convertible into shares of common stock at a conversion price of 65% of the market price of our common stock and a warrant to acquire 300,000 shares of common stock at an exercise price of $3.00 per share (the "Series C Warrant"). As with the Series A Preferred Shares, a decline in the stock price of common stock could result in considerable dilution to investors if the holder of the Series C Preferred Shares converts. No more than 1,453,818 shares of common stock, including those already issued, may be issued in connection with the conversion of Series C Preferred Shares and payments of dividends. As of November 15, 1999, 193,160 shares of common stock have been issued upon the conversion of 275 Series C Preferred Shares, leaving 1,725 shares of Series C Preferred Shares outstanding.

Additionally, we were required to issue to LegacyMaker, Inc. securities with substantially identical terms as any options, warrants or other securities exchangeable for or convertible into common stock that were issued by us after May 3, 1999 and before September 1, 1999 upon payment by LegacyMaker of the same consideration paid by the purchaser of any such options, warrants or other securities, the effect of which, if issued and exercised, would be additional ownership dilution.

OUR COMMON STOCK COULD BE DELISTED FROM THE NASDAQ SMALLCAP MARKET, WHICH DELISTING COULD HINDER YOUR ABILITY TO OBTAIN ACCURATE QUOTATIONS AS TO THE PRICE OF OUR COMMON STOCK, OR DISPOSE OF OUR COMMON STOCK IN THE SECONDARY MARKET.

Although our common stock is currently listed on the Nasdaq SmallCap Market, we cannot guarantee that an active public market for our common stock will continue to exist. During most of December 1998 and into April 1999, our common stock failed to maintain the minimum bid price criteria of $1.00 per share as is required in order to trade on the Nasdaq SmallCap Market. In addition, we have responded to various inquirers of NASDAQ expressing concern over various matters, including but not limited to the "going concern" qualification expressed by our independent auditors. Accordingly, our securities may be delisted from the Nasdaq SmallCap Market. Additional factors giving rise to such delisting could include, but might not be limited to (1) a reduction of our net tangible assets to below $2,000,000, (2) a reduction to one active market maker, (3) a reduction in the market value of the public float in our securities to less than $1,000,000, or (4) the discretion of the Nasdaq SmallCap Market.

In the event our securities are delisted from the Nasdaq SmallCap Market, trading, if any, in our common stock would thereafter be conducted in the over-the-counter markets in the so-called "pink sheets" or the National Association of Securities Dealer's "Electronic Bulletin Board." Consequently, the liquidity of our common stock would likely be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, reduction in the coverage of PopMail.com, inc. by security analysts and the news media, and lower prices for our securities than might otherwise prevail. In addition, our common stock would become subject to certain rules of the Securities and Exchange Commission relating to "penny stocks." These rules require broker-dealers to make special suitability determinations for purchasers other than established customers and certain institutional investors and to receive the purchasers' prior written consent for a purchase transaction prior to sale. Consequently, these "penny stock rules" may adversely affect the ability of broker-dealers to sell our common stock and may adversely affect your ability to sell shares of our common stock in the secondary market.

THERE IS THE RISK THAT DUE TO THE LIMITATIONS PLACED ON THE CONVERSION OF THE PREFERRED SHARES, THE PREFERRED SHAREHOLDER'S INVESTMENT MAY NOT BE CONVERTED INTO COMMON STOCK AND WOULD HAVE TO BE REDEEMED IN CASH.

The total number of shares of Common Stock (1) issuable upon conversion of the Series D Preferred Stock, (2) as a dividend on the Series D Preferred Shares, and (3) upon exercise of the Warrant cannot exceed 20% of the number of shares of Common Stock of the Company issued and outstanding on September 1, 1999. In the event the holders of Preferred Shares are unable to convert shares of Preferred Shares into common stock because these limitations have been reached, the Company would be required to redeem the Preferred Shares in cash at 135% of the stated value plus any accrued and unpaid dividends. It is possible that in such case the Company may not possess sufficient cash and cash equivalents necessary to redeem the Preferred Shares in cash. A similar but separate risk exists with the Company's Series C Preferred Shares.

WE ARE DEPENDENT ON THE ONGOING SERVICES OF CERTAIN OF OUR EXECUTIVES, THE LOSS OF WHICH COULD HAVE A DETRIMENTAL EFFECT ON OUR PROFITABILITY AND THE MARKET PRICE OF OUR STOCK.

Our plan of business development and our day-to-day operations rely heavily on the experience of James Anderson, our Chairman of the Board, Stephen D. King, our Chief Executive Officer, Ronald K. Fuller, our President and Chief Operating Officer, and Thomas W. Orr, our Chief Financial Officer. The loss of any of them could adversely affect the success of our operations and strategic plans and, consequently, have a detrimental effect on the market price of our stock.

WE MAY BE UNABLE TO HIRE QUALIFIED EMPLOYEES TO HELP IMPLEMENT AND MANAGE OUR EXPANSION PLANS, WHICH INABILITY COULD BE DETRIMENTAL TO THE VALUE OF YOUR INVESTMENT.

Our success will depend in large part upon our ability to supplement our existing management team. We will need to hire additional corporate level and management employees to help implement and operate our plans for expansion of our Internet and restaurant divisions. Any inability or delay in obtaining additional key employees could have a material adverse effect on our expansion plans and, consequently, the market value of our stock.

DUE TO OUR LIMITED OPERATING HISTORY, YOU MAY FIND IT DIFFICULT YOU TO ASSESS OUR ABILITY TO OPERATE PROFITABLY.

We have only been operating our Kenwood restaurant since December 1996, our Mall of America restaurant since June 1998, and our Denver restaurant since March 1999. In addition, Old Popmail was founded in December 1997, and is considered to be in the developmental stage. Therefore, in addition to the other risks included in this prospectus, we face the added risks, expenses and Difficulties related to developing and operating a new business enterprise. Given our lack of significant operating history, investors may have difficulty assessing the many factors which will determine our ability to generate future profits.

OUR CHAIRMAN OF THE BOARD AND PRINCIPAL EXECUTIVE OFFICER CONTROL A SUBSTANTIAL

AMOUNT OF OUR COMMON STOCK AND MAY INFLUENCE OUR AFFAIRS.

As of September 27, 1999, Stephen D. King, our Chief Executive Officer, controlled approximately 14.1% of our outstanding common stock. Accordingly, Mr. King has the ability to substantially influence the election of members of the Board of Directors and influence significantly the approval of corporate transactions and other matters requiring shareholder approval. Unless and until Mr. King substantially decreases his percentage ownership in our common stock, he will continue to have significant influence over our affairs.

James Anderson was elected to the Board of Directors as Chairman, as a condition of the merger with popmail.com, inc. on September 1, 1999. Pursuant to a
Schedule 13D filed with the Securities and Exchange Commission on September 13, 1999, Mr. Anderson indirectly or directly controlled approximately 58.9% of our outstanding common stock. Accordingly, he has the ability to determine the election of members of the Board of Directors and determine the approval of corporate transactions and other matters requiring shareholder approval. Unless and until Mr. Anderson substantially decreases his percentage ownership in our common stock, he will continue to have significant influence over our affairs.

THERE IS A RISK THAT THE VALUE OF OUR TRADEMARKS AND OTHER PROPRIETARY RIGHTS COULD BE DIMINISHED BY IMPROPER USE BY OTHERS.

To date, we have not paid any cash dividends on our common stock, and we do not intend to do so in the foreseeable future. Rather, we intend to use any future earnings to fund our operations and the growth of our business. Accordingly, the only return on an investment in our common stock will occur upon its sale.

PURSUANT TO ITS AUTHORITY TO DESIGNATE AND ISSUE SHARES OF OUR STOCK AS IT DEEMS APPROPRIATE, OUR BOARD OF DIRECTORS MAY ASSIGN RIGHTS AND PRIVILEGES TO CURRENTLY UNDESIGNATED SHARES WHICH COULD ADVERSELY AFFECT YOUR RIGHTS AS A COMMON SHAREHOLDER.

Our authorized capital consists of 100,000,000 shares of capital stock. Our Board of Directors, without any action by the shareholders, may designate and issue shares in such classes or series (including classes or series or preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. We currently have 10,619,072 shares of common stock, 1,725 shares of Series C 8% Convertible Preferred Stock and 2,200 shares of Series D 8% Convertible Preferred Stock outstanding. As of September 27, 1999, a further 24,233,782 shares of common stock have been reserved as follows:


     - approximately 8,635,910 shares issuable upon conversion of the Series B Convertible Preferred Stock

     - a maximum of 1,488,583 shares issuable upon exercise of the Series C Preferred Shares, and as payment of dividends upon the Series C Preferred Shares;

    - a maximum of 1,578,107 shares issuable upon exercise of the Series D Preferred Shares, and as payment of dividends upon the Series D Preferred Shares;

     - 2,600,000 shares issuable upon the exercise of the Class A Warrants issued as part of our initial public offering and the partial exercise of the underwriter's over-allotment;

     -   8,372,848 shares issuable upon the exercise of warrants;

     - 1,250,000 shares reserved for issuance under our 1997 Stock Option and Compensation Plan, of which options relating to 911,633 shares are currently outstanding,

     - 250,000 shares for issuance under our 1998 Director Stock Option Plan, of which options relating to 90,000 shares are currently outstanding, and

     -   58,334 shares issuable upon exercise of certain directors' stock option

The rights of holders of preferred stock and other classes of common stock that may be issued could be superior to the rights granted to holders of the Units issued in our initial public offering. Our Board's ability to designate and issue such undesignated shares could impede or deter an unsolicited tender offer or takeover proposal. Further, the issuance of additional shares having preferential rights could adversely affect the voting power and other rights of holders of common stock.

MINNESOTA LAW MAY INHIBIT OR DISCOURAGE TAKEOVERS, WHICH COULD REDUCE THE MARKET VALUE OF OUR STOCK.

Being a corporation organized under Minnesota law, we are subject to certain Minnesota statutes, which regulate business combinations and restrict the voting rights of certain persons acquiring shares of our stock. By impeding a merger, consolidation, takeover or other business combination involving PopMail.com, inc. or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of the Company, these regulations could adversely affect the market value of our stock.

THE LIMITATIONS ON DIRECTOR LIABILITY CONTAINED IN OUR ARTICLES OF INCORPORATION AND BYLAWS MAY DISCOURAGE SUITS AGAINST DIRECTORS FOR BREACH OF FIDUCIARY DUTY.

As permitted by Minnesota law, our Amended and Restated Articles of Incorporation provide that members of our Board of Directors are not be personally liable to you or the Company for monetary damages resulting from a breach of their fiduciary duties. These limitations on director liability may discourage shareholders from suing directors for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought against a director by shareholders on the Company's behalf. Furthermore, our Bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Minnesota law. All of these provisions limit the extent to which the threat of legal action against our directors for any breach of their fiduciary duties will prevent such breach from occurring in the first instance.

                               RESTAURANT DIVISION

OUR RESTAURANT OPERATIONS OR CONTEMPLATED EXPANSION MAY PROVE UNSUCCESSFUL, EITHER OF WHICH COULD RESULT IN CONTINUED UNPROFITABILITY AND CAUSE OUR STOCK PRICE TO FALL.

To date, we have not generated a profit. Due to a variety of factors, many of which are discussed in this prospectus, we may never generate significant revenues or operate profitably. In fact, our management anticipates that net losses will continue for the foreseeable future. Even if we succeed in expanding our operations as contemplated, we cannot assure a successful transition to higher volume operations. We may be unable to control our expenses, attract necessary additional personnel, or procure the capital required to maintain expanded operations. If our expansion is ultimately unsuccessful, the results of our operations will suffer accordingly, and the market price of our stock may fall.

POOR OPERATING RESULTS AT ANY OF OUR RESTAURANTS OR A DELAY IN THE PLANNED OPENING OF NEW RESTAURANTS, COULD ADVERSELY AFFECT OUR PROFITABILITY AS A WHOLE.

We currently operate only three restaurants. Accordingly, poor operating results at any one restaurant would materially affect the profitability and cash flow of our operations as a whole. To a substantial extent, our ability to increase the number of restaurants we operate and our choice of locations for such restaurants will determine whether we will experience future growth in our revenues and profits. However, the significant financial investment associated with opening our restaurants may create substantial fluctuations in our operating results. Due to the significance of such investments, the risk we face in opening any one of our restaurants is much larger than that associated with most other restaurant companies' venues. Consequently, a delay in any planned restaurant opening could materially affect the profitability and cash flow of our operations as a whole.

THEME RESTAURANTS MAY EXPERIENCE SOME DECLINE IN SAME STORE SALES.

Same store sales (sales for restaurants that have been open at least one year) is one measure of operating results used by stock analysts to analyze a publicly traded retail and restaurant businesses. Theme restaurants frequently see a decline in same store sales from the first year to the subsequent year. In addition to negatively impacting the Company's revenues, declining same store sales has had a negative impact on the publicly traded theme restaurant's stock price and resulted in stock price volatility.

OUR ABILITY, OR INABILITY, TO RESPOND TO VARIOUS COMPETITIVE FACTORS AFFECTING THE RESTAURANT MAY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

     The restaurant industry is highly competitive and is affected by changes in consumer preferences, as well as by national, regional and local economic conditions, and demographic trends. Discretionary spending priorities, traffic patterns, tourist travel, weather conditions, employee availability and the type, number and location of competing restaurants, among other factors, will also directly affect the performance of our restaurants. Changes in any of these factors in the markets where we currently operate our restaurants could adversely affect the results of our operations. Furthermore, the restaurant industry in general is highly competitive based on the type, quality and selection of the food offered, price, service, location and other factors and, as a result, has a high failure rate. The themed restaurant industry is relatively young, is particularly dependent on tourism and has seen the emergence of a number of new competitors. We compete with numerous well-established competitors, including national, regional and local restaurant chains, many of which have greater financial, marketing, personnel and other resources and longer operating histories than us. As a result, we may be unable to respond to the various competitive factors affecting the restaurant industry.

     WE HAVE ENTERED INTO NON-CANCELABLE LEASES UNDER WHICH WE ARE OBLIGATED TO MAKE PAYMENTS FOR TERMS OF 12 TO 15 YEARS.

     We have entered into long-term leases relating to the Kenwood, Mall of America and Denver restaurants. These leases are non-cancelable by us (except in limited circumstances) and range in term from 12 to 15 years. We will likely be required to enter into similar long-term, non-cancelable leases for any future restaurants we develop. If we decide to close any of our existing restaurants or any other future restaurant, we may nonetheless be committed to perform our obligations under the applicable lease, which would include, among other things, payment of the applicable base rent for the balance of the respective lease term. Such continued obligations increase our chances of closing a restaurant without receiving an adequate return on our investment.


     UNPREDICTABLE RISKS ASSOCIATED WITH THE CONSTRUCTION OF ADDITIONAL RESTAURANTS COULD RESULT IN DELAYS AND COST OVERRUNS IN THE CONTEMPLATED EXPANSION OF OUR OPERATIONS.

     As with all construction projects, we face many risks related to the opening of additional restaurants, any of which could result in delays and cost overruns which would negatively impact the success of any restaurant openings. Such risks may include:

     - shortages of materials or skilled labor;
     - unforeseen environmental, engineering or geological problems;
     - work stoppages;
     - weather interference;
     - floods;
     - difficulties with regulatory agencies; and
     - unanticipated cost increases.

     IN ORDER TO FINANCE THE FUTURE DEVELOPMENT OF ADDITIONAL RESTAURANTS OR THE ACQUISITIONS, WE MAY BE REQUIRED TO RAISE ADDITIONAL FUNDS BY ISSUING SECURITIES ON TERMS WHICH WOULD DILUTE YOUR INTERESTS IN POPMAIL.

     The cost of developing our restaurants has ranged from $4.5 to $5.1 million per unit. We may be unable to develop future restaurants at similar costs. In order to fund the Company's future development, and the development of internet-related businesses, we may need to obtain financing through an additional offering of our equity securities or by incurring indebtedness. If we do need additional funds, such funds may not be available on terms acceptable to us or our shareholders. Furthermore, future investors may seek and obtain, and we may be required to offer, investment terms which are substantially better than those granted to existing investors. The issuance of securities on such terms would dilute the interests of existing shareholders.

     AMONG OTHER ECONOMIC FACTORS OVER WHICH WE HAVE NO CONTROL, THE SUCCESS OF OUR RESTAURANTS WILL DEPEND ON CONSUMER PREFERENCES AND THE PREVAILING LEVEL OF DISCRETIONARY CONSUMER SPENDING.

     Our success, and consequently any investment in our common stock, depends to a significant degree on a number of economic conditions over which we have no control, including:


     -   discretionary consumer spending

     - the overall success of the malls, entertainment centers and other venues where Cafe Odyssey restaurants are or will be located

     -   economic conditions affecting disposable consumer income

     - the continued popularity of themed restaurants in general and the Cafe Odyssey concept in particular

     Furthermore, most themed restaurants are especially susceptible to shifts in consumer preferences because they open at or near capacity and frequently respond to such shifts by experiencing a decline in revenue growth or of actual revenues. An adverse change in any or all of these conditions would have a negative effect on our operations and the market value of our common stock.


     OUR RESTAURANT DIVISION IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION WHICH COULD NEGATIVELY IMPACT OUR BUSINESS.

     The restaurant industry, and to a lesser extent, the retail merchandising industry, are subject to numerous federal, state, and local government regulations, including those relating to:

     -    the preparation and sale of food
     -    building and zoning requirements
     -    environmental protections
     -    minimum wage requirements
     -    overtime
     -    working and safety conditions
     -    the sale of alcoholic beverages
     -    sanitation
     -    relationships with employees
     -    unemployment
     -    workers compensation
     -    citizenship requirements

     Any change in the current status of such regulations, including an increase in employee benefits costs, workers' compensation insurance rates, or other costs associated with employees, could substantially increase our compliance and labor costs. Because we pay many of our restaurant-level personnel rates based on either the federal or the state minimum wage, increases in the minimum wage would lead to increased labor costs. In addition, our operating results would be adversely affected in the event we fail to maintain our food and liquor licenses. Furthermore, restaurant operating costs are affected by increases in unemployment tax rates, sales taxes and similar costs over which we have no control.

     We may also be subject in certain states to "dram-shop" statutes, which provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.


                                INTERNET DIVISION


     WE MAY BE ENTERING INTO A NEW BUSINESS VENTURE IN AN EVOLVING INDUSTRY IN WHICH WE HAVE NO EXPERIENCE.

        The email business adds a significantly different business to our business operations. We and our present management also have no experience with the business of providing email services. Furthermore, the internet industry is rapidly evolving, extremely competitive, and the market place for internet-related shares has been very volatile.


     IN LIGHT OF THE CONSOLIDATION OF THE RADIO INDUSTRY, THE LOSS OF ANY SIGNIFICANT AFFILIATE CONTRACTS WOULD NEGATIVELY IMPACT POPMAIL'S OPERATIONS.

     The last few years have brought substantial concentration of power among a few players in the radio industry. Consequently, significant portions of the industry are controlled by a relatively few organizations. Popmail already has affiliation contracts in place with 2 of the 5 largest organizations and is in negotiations with the remaining players. In light of such consolidation, however, the loss of any of these significant affiliation contracts or the inability of Popmail to enter into contracts with other radio industry entities would negatively impact Popmail's operations.

   OUR E-MAIL BASED PRODUCTS ARE DEPENDENT UPON THE INTERNET.

   The success of our services and products will depend in large part upon the continued development and expansion of the Internet. The Internet has experienced, and is expected to continue to experience, significant, geometric growth in the number of users and the amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols (for example, the next-generation Internet Protocol) to handle increased levels of Internet activity, or due to increased governmental regulation. There can be no assurance that the infrastructure or complementary services necessary to make the Internet a viable commercial marketplace will be developed, or, if developed, that the Internet will become a viable commercial marketplace for services and products such as those we offer. If the necessary infrastructure or complementary services or facilities are not developed, or if the Internet does not become a viable commercial marketplace, our business, results of operations, and financial condition will be materially adversely effected.


     INTERNET STOCKS ARE SUBJECT TO MARKET VOLATILITY.

     The stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies.
These fluctuations may adversely affect our stock price.

     If Internet usage does not continue to grow or its infrastructure fails, our business will suffer. If the Internet does not gain increased acceptance for business-to-business electronic commerce, our business will not grow or become profitable. We cannot be certain that the infrastructure or complementary services necessary to maintain the Internet as a useful and easy means of transferring documents and data will continue to develop. The Internet infrastructure may not support the demands that growth may place on it and the performance and reliability of the Internet may decline.


     OUR CONTEMPLATED TRANSACTION WITH ROI INTERACTIVE, LLC MAY NOT COME TO FRUITION.

     We have executed definitive documents in connection with our contemplated transactions with ROI Interactive, LLC. However, we can give no assurance that the transaction with ROI Interactive, LLC will come to fruition.


     INCREASED COMPETITION RESULTING FROM AN INCREASE IN THE NUMBER OF FREE EMAIL PROVIDERS THAT TARGETS THE RADIO INDUSTRY MAY HAVE AN ADVERSE EFFECT ON POPMAIL'S FUTURE BUSINESS OPERATIONS.

     Currently there are hundreds of free email providers, but Popmail management believes that it is currently the only email provider that solely targets the radio industry. To the extent Popmail is successful within the radio industry, we anticipate others will attempt to compete in the radio segment. Increased competition due to a greater number of free email providers targeting the radio industry may have an adverse affect on Popmail's future business operations.


     WE MAY FACE INCREASING COMPETITION FOR RADIO STATION CUSTOMERS AND INTERNET ADVERTISERS.

     As a provider of free email, Popmail competes with numerous other email providers many of which have more capital than Popmail. The principal competitors in the private-label email service business are: CommTouch, WhoWhere, MailChek, iName, and OnMedia. Of these providers, to the knowledge of Popmail management, only MailChek and OnMedia have any radio station customers. Popmail views its greatest competitive threat to its ability to establish relationships with radio stations as the potential availability of software that may duplicate many of the features in the Popmail email system.

     In addition, Popmail faces increasing competition for internet advertisers.

     THERE IS A RISK THAT GOVERNMENT REGULATION OF THE INTERNET COULD BECOME MORE EXTENSIVE.

     There are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing, characteristics, and quality of products and service. The Telecommunications Reform Act of 1996 imposes criminal penalties on anyone who distributes obscene, indecent, or patently offensive communications on the Internet. Other nations, including Germany, have taken actions to restrict the free flow of material deemed to be objectionable on the Internet. The adoption of any additional laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for our services and products, and increase our cost of doing business or otherwise have an adverse effect on our business, results of operations and financial condition. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, libel, and personal privacy is uncertain and will take years to resolve. Any such new legislation or regulation could have a material adverse effect on our business, results of operations, and financial condition.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 13, 1999, the Company issued 2,000 shares of Series C 8% convertible preferred stock ("Series C Preferred Stock") with a stated value of $1,000 per share in a private placement for total proceeds of $2,000,000 and net proceeds after expenses of approximately $1,700,000. In addition, the Company issued a warrant ("Warrant") to the placement agent to purchase 150,000 shares of the Company's common stock at $3.00 per share in connection with the offering. The Warrant is exercisable for five years.

The annual dividend of 8% is cumulative and is payable quarterly in arrears either in cash or in freely tradeable shares of common stock. Each share of Series C Preferred Stock is convertible into shares of the Company's common stock at a conversion price equal to 65% of the average closing bid price for the common stock five days prior to the conversion. The total number of shares of common stock issuable (i) upon conversion of the Series C Preferred Stock,
(ii) as a dividend on the Series C Preferred Stock and (iii) upon exercise of the Warrant cannot exceed 1,762,632 shares (20% of the number of outstanding shares of common stock on July 13, 1999), unless the Company obtains shareholder approval as required by Nasdaq. In the event a holder of Series C Preferred Stock is unable to convert shares of Series C Preferred Stock into common stock because 1,762,632 shares have already been issued as described in the preceding sentence, the Company must redeem any unconverted Series C Preferred Stock presented for conversion for cash at a price equal to 125% of the stated value. The Company has the right to redeem the Series C Preferred Stock in cash at 135% of stated value plus accrued and unpaid dividends. All Series C Preferred Stock, which is still outstanding on July 13, 2004, is mandatorily converted at the Conversion Price.

The Company is not required to convert Series C Preferred Stock, whether upon request for conversion by the holder or upon the July 13, 2004, mandatory conversion date, if and to the extent that such holder would then own in excess of 5% of the Company's common stock. If, notwithstanding the foregoing, such holder is deemed by a court to be the beneficial owner of more than 5% of the Company's common stock, the Company is required to redeem for cash such number of shares of Series C Preferred Stock as will reduce such holder's ownership to not more than 5% at a redemption price equal to the stated value plus accrued and unpaid dividends. In the case of mandatory conversion, the Company may elect to pay a redemption price in cash equal to 135% of the stated value plus accrued and unpaid dividends or may extend the mandatory conversion date for one year.

On August 13, 1999, the Company filed a Registration Statement relating to the resale of common stock issuable (i) upon conversion of the Series C Preferred Stock, (ii) in lieu of cash dividends on the Series C Preferred Stock and (iii) upon exercise of the Warrant. The Registration Statement was declared effective by the SEC on August 26, 1999. The Company used the proceeds from the private placement to finance certain acquisitions. The Company will use the proceeds from exercise of the warrants for working capital. The Company will receive no proceeds from the sale of common stock by the selling shareholders.

On August 31, 1999, the Company issued 2,200 shares of Series D 8% convertible preferred stock ("Series D Preferred Stock") with a stated value of $1,000 per share in a private placement for total proceeds of $2,200,000 and net proceeds after expenses of approximately $1,960,000. In addition, the Company issued a warrant ("Warrant") to the placement agent to purchase 150,000 shares of the Company's common stock at $3.00 per share in connection with the offering. The Warrant is exercisable for five years.

The annual dividend of 8% is cumulative and is payable quarterly in arrears either in cash or in freely tradable shares of common stock. Each share of Series D Preferred Stock is convertible into shares of the Company's common stock at a conversion price equal to 65% of the average closing bid price for the common stock five days prior to the conversion. The total number of shares of common stock issuable (i) upon conversion of the Series D Preferred Stock,
(ii) as a dividend on the

Series D Preferred Stock and (iii) upon exercise of the Warrant cannot exceed 1,878,107 shares (20% of the number of outstanding shares of common stock on August 31, 1999), unless the Company obtains shareholder approval as required by Nasdaq. In the event a holder of Series D Preferred Stock is unable to convert shares of Series D Preferred Stock into common stock because 1,878,107 shares have already been issued as described in the preceding sentence, the Company must redeem any unconverted Series D Preferred Stock presented for conversion for cash at a price equal to 125% of the stated value. The Company has the right to redeem the Series D Preferred Stock in cash at 135% of stated value plus accrued and unpaid dividends. All Series D Preferred Stock, which is still outstanding on August 31, 2004, is mandatorily converted at the Conversion Price.

The Company is not required to convert Series D Preferred Stock, whether upon request for conversion by the holder or upon the July 13, 2004 mandatory conversion date, if and to the extent that such holder would then own in excess of 5% of the Company's common stock. If, notwithstanding the foregoing, such holder is deemed by a court to be the beneficial owner of more than 5% of the Company's common stock, the Company is required to redeem for cash such number of shares of Series D Preferred Stock as will reduce such holder's ownership to not more than 5% at a redemption price equal to the stated value plus accrued and unpaid dividends. In the case of mandatory conversion, the Company may elect to pay a redemption price in cash equal to 135% of the stated value plus accrued and unpaid dividends or may extend the mandatory conversion date for one year.

On September 30, 1999, the Company filed a Registration Statement relating to the resale of common stock issuable (i) upon conversion of the Series D Preferred Stock, (ii) in lieu of cash dividends on the Series D Preferred Stock and (iii) upon exercise of the Warrant. If the Registration Statement has not been declared effective by the SEC by February 25, 1999, the Company must pay liquidated damages thereafter until such conditions are satisfied. The Company used the proceeds from the private placement to finance certain acquisitions. The Company will use the proceeds from exercise of the warrants for working capital. The Company will receive no proceeds from the sale of common stock by the selling shareholders.

On September 1, 1999, the Company issued 2,024 shares of Series B convertible preferred stock ("Series B Preferred Stock") as consideration for the merger governed by the Agreement and Plan of Merger dated as of June 1, 1999, ("Agreement") by and between the Company, Stephen D. King (the Registrant's principal shareholder, Chairman and Chief Executive Officer), each of the shareholders of popmail.com, inc., a Delaware corporation ("popmail") and Cafe Odyssey acquisition Subsidiary, Inc., a Delaware corporation and wholly-owned subsidiary of the Registrant ("Acquisition Sub").

The Series B Preferred Stock may be converted at any time into shares of the Company's common stock at a rate equal to 4,266.75 shares of common stock for each share of the Series B Preferred Stock. If the Company pays any dividends on its common stock or other capital stock (other than dividends payable solely in shares of common stock), the Company shall at the same pay to the holders of shares of the Series B Preferred Stock the dividends which would have been paid with respect to the common stock issuable upon conversion of such shares of Series B Preferred Stock had all of the outstanding shares of the Series B Preferred Stock been converted immediately prior to the record date for such dividend.

The Series B Preferred Shares have a per share liquidation preference equal to $9,881.42. If the assets of the Company are insufficient to pay all of the liquidation preference amount of the Series B Preferred Shares, the holders of shares of the Series Preferred Stock shall share pro rata in any such distribution in proportion to the full amounts to which they would otherwise be respectively entitled.

On October 20, 1999, the Company filed a Registration Statement relating to the resale of 100,000 shares of common stock issuable upon conversion of the Series B Preferred Stock. The Registration Statement has not been declared effective by the SEC. The Company will receive no proceeds from any resale of these 100,000 shares of common stock issuable upon conversion of the Series B Preferred Stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 19, 1999, the Annual Meeting of Shareholders of Cafe Odyssey, Inc. ("Annual Meeting") was held. There were 8,379,101 shares of Common Stock entitled to vote at the meeting and a total of 6,795,051 shares were represented at the meeting. The following matters were voted:

        (A) To elect five directors. All of the management's nominees for directors as listed in the proxy statement were elected with the following:

                                      Shares Voted For              Withheld
            Ronald K. Fuller             6,772,757                   22,294
            Stephen D. King              6,772,457                   22,594
            Michael L. Krienik           6,772,357                   22,694
            Thomas W. Orr                6,772,657                   22,394
            Jerry L. Ruyan               6,772,657                   22,394


         (B) To vote on the adoption of the Agreement and Plan of Merger with popmail.com, inc.:

                 Shares Voted For   Against    Abstain   Broker Non-Vote
                    4,506,212        31,488      950        2,256,401


         (C) To vote upon an amendment to the Company's Articles of Incorporation to change the name of the Company, contingent upon consummation of the merger, to PopMail.com, inc.:

                 Shares Voted For  Against    Abstain    Broker Non-Vote
                    6,738,268       56,583      200             0



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

                           3.1(a) Articles of Incorporation, as amended (Incorporated herin by reference to Exhibit
                                    3.1 to the Registrant's Quarterly Report on
                                    Form 10-QSB for the quarter ended April 4,
                                    1999)

                           3.1(b) Certificate of Designation of Series B Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1(b) to the Registrant's report on Form 8-K dated June 22, 1999 and filed on June 25, 1999)

                           3.1(c) Certificate of Designation of Series C 8% Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1(c) to the Registrant's report on Form 8-K dated July 13, 1999 and filed on July 23, 1999)

                           3.1(d) Certificate of Designation of Series D 8% Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1(d) to the Registrant's report on Form 8-K dated September 1, 1999 and files on September
                                    16, 1999)

                           3.1(e) Articles of Amendment of Articles of Incorporation files on September 3, 1999. (Incorporated herein by reference to Exhibit 3.1(d) to the Registrany's report on Form 8-K dated September 1, 1999 and filed September 16, 1999)

                           3.1(f) Certificate of Designation of Series E Convertible Preferred Stock

                           10.1 Amended and Restated Employment agreement between the Company and Thomas W. Orr dated October 5, 1999. *

                           27       Financial Data Schedule

                           *        This exhibit pertains to compensation.

         (B)      REPORTS ON FORM 8-K

                           On July 23, 1999, the Company filed a Current Report on Form 8-K, under Item 5 announcing that it had completed an equity financing in the amount of $2,000,000.

                           On September 16, 1999, the Company filed a Current Report on Form 8-K, under Items 1, 2, 5 and 7 announcing that it merged with popmail.com, inc., closed on an equity financing in the amount of $2,200,000 and closed on a convertible debt financing.

                           On October 1, 1999, the Company filed a Current Report on Form 8-K, under Item 4 announcing that it had changed accountants.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            POPMAIL.COM, INC.


                                            By: /s/ Thomas W. Orr
                                               -----------------------------
                                            THOMAS W. ORR
                                            VICE PRESIDENT-FINANCE AND
                                            CHIEF FINANCIAL OFFICER
                                            (PRINCIPAL FINANCIAL OFFICER)

Date:    November 16, 1999