Form 10KSB
period 2000-01-02
POPMAIL COM INC
filed 2000-04-04
CIK 1044738

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JANUARY 2, 2000

                         COMMISSION FILE NUMBER 0-23243

                                POPMAIL.COM, INC.
             (Exact name of registrant as specified in its chapter)

          MINNESOTA                                           41-1487885
   ------------------------                           -----------------------
(State or other jurisdiction of             (I.R.S. Employer identification No.)
 incorporation or organization)

                        1331 CORPORATE DRIVE, SUITE 350
                              IRVING, TEXAS 75038
                                 (972) 550-5500

               (Address, including zip code, and telephone number
                  of registrant's principal executive offices)

                         -----------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                Shares of common stock (par value $.01 per share)

                         Common Stock Purchase Warrants
                         -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                  ------
The Company's revenues for the fiscal year ended January 2, 2000 totaled $12,273,198.

As of March 27, 2000, the aggregate market value of the registrant's common stock, $.01 par value, held by non-affiliates of the registrant, computed by reference to the average high and low prices on such date as reported by the NASDAQ SmallCap Market was $90,409,000. As of March 27, 2000, there were outstanding 34,422,928 shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this report are incorporated by reference into Items 9, 10, 11 and 12 of Part III hereof.

                           FORWARD-LOOKING STATEMENTS

         Certain of the matters discussed in the following pages, constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. Forward-looking statements involve a number of risks and uncertainties, and, in addition to the risk and other factors discussed in this Form 10-KSB, other factors that could cause actual results to differ materially are the following: the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; competitive pressures from other restaurant companies and providers of email-based services; ability to raise additional capital required to support the Company's operations and enable the Company to pursue its business plan; government regulation of the Internet; business conditions, such as inflation or a recession, and growth in the general economy; changes in monetary and fiscal policies, other laws and regulations; and other risks identified from time to time in the Company's SEC reports, registration statements and public announcements.

                                    TABLE OF
                                    CONTENTS



                                                                                                              Page
PART I                                                                                                        ----
     ITEM 1.          Description of Business.................................................................  1
                      Risk Factors............................................................................  8
     ITEM 2.          Description of Property................................................................. 21
     ITEM 3.          Legal Proceedings....................................................................... 23
     ITEM 4.          Submission of Matters to a Vote of Security Holders..................................... 23

PART II
     ITEM 5.          Market for Common Equity and Related Shareholder
                      Matters................................................................................. 24
     ITEM 6.          Management's Discussion and Analysis of Financial Condition
                      and Results of Operations............................................................... 25
     ITEM 7.          Financial Statements.................................................................... F-1
     ITEM 8.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................................................ 35

PART III
     ITEM 9.          Directors, Executive Officers, Promoters and Control Persons;
                      Compliance with Section 16(a) of the Exchange Act....................................... 36
     ITEM 10.         Executive Compensation.................................................................. 36
     ITEM 11.         Security Ownership of Certain Beneficial Owners and
                      Management.............................................................................. 36
     ITEM 12.         Certain Relationships and Related Transactions.......................................... 36

PART IV
     ITEM 13.         Exhibits and Reports on Form 8-K........................................................ 36

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         PopMail.com, inc. ("PopMail") currently consists of two divisions, the restaurant division and the Internet division. The restaurant division develops, owns and operates restaurants with multiple themed dining rooms designed to appeal to the upscale casual dining market. PopMail has Cafe Odyssey restaurants at the Mall of America in Bloomington, Minnesota which opened in June 1998, and in the Denver Pavilions, which opened in March 1999.

         Our Internet division consists of two companies, PopMail Network, Inc., ("Network") based in Dallas, TX, a provider of permission and affinity based email services to broadcast stations, professional sports teams and other clients in the media and entertainment industries and the recently formed IZ.com, Inc. ("IZ"), based in Bellevue, WA. The name "IZ was borrowed from IZ.com Incorporated, a Delaware corporation acquired by PopMail in February 2000. IZ only recently commenced its operations.

         The Company commenced operations as Hotel Mexico, Inc. ("HMI"), which was incorporated in Ohio in January 1994. In 1996, the Company opened the Kenwood Restaurant under the trade name Hotel Discovery, and in August 1997, HMI was reorganized as Hotel Discovery, Inc., a Minnesota corporation. During February 1998, the Company changed the name of its restaurant concept from Hotel Discovery to Cafe Odyssey and changed the name of the Company to Cafe Odyssey, Inc.

         Pursuant to a merger effective September 1, 1999, the Company acquired popmail.com, inc., a Delaware corporation engaged in the business of providing Internet email services. Following the merger, the Company changed its corporate name from Cafe Odyssey, Inc. to PopMail.com, inc.

         On December 3, 1999, ROI Acquisition Corporation, a Texas corporation and wholly owned subsidiary of PopMail, acquired, effective as of November 30, 1999, substantially all of the assets and assumed substantially all of the liabilities of ROI Interactive, LLC ("ROI"), a Texas limited liability company. ROI provides exclusive email service and permission-based, opt-in marketing services to television stations and major league sports franchises.

         Effective February 9, 2000, PopMail acquired IZ.com, Incorporated ("IZ.com"), a Delaware corporation. IZ.com (to be renamed "PopMail Media, Inc.") is attempting to integrate the use of multiple media - television, the Internet and email - to reach 18 to 25 year olds and derive commerce. PopMail Media is attempting to build a brand and marketing strategy that will allow it to dominate its target market. As a result of the PopMail Media acquisition, the Company is changing its strategic focus to apply its multimedia expertise to the email-based marketing business operated by PopMail. The Company is currently modifying its website and television programming efforts in a directed effort to complement PopMail's business strategy.

         As noted in the Risk Factors section of this Form 10-KSB, the Company has incurred substantial operating losses to date and, as of January 2, 2000, has a deficiency in working capital of approximately $8.7 million. There can be no assurance of the Company's capacity to achieve and sustain profitable operations, and without additional financing (of which there can be no assurance), the Company may not have sufficient funds to support its operations, retire its indebtedness in the ordinary course of business and pursue its business plan.

         As also noted in the Risk Factors section of this Form 10-KSB, the factors discussed in the preceding paragraph (among other factors) give rise to a risk that the Company's common stock will be delisted from the Nasdaq SmallCap Market, leading to a loss of liquidity and a decrease in the market price of the Company's stock.

DESCRIPTION OF POPMAIL NETWORK, INC.

         Network provides email services that allow its Clients to provide: 1) outbound distribution email messages to registrants of the services and network and 2) web based affinity email accounts to visitors of our Client's sites i.e., joe@yoursitemail.com. Network has over 500 Clients in the broadcast, professional sports teams, media and entertainment industries. Network considers its Clients to be "Affiliates," and the subscribers to ENEWSNOTIFIER(TM) and PopMail(TM) to be "Members" because of their affinity towards, and willingness to receive, information from one or more Affiliates. Together, these combined services create a permission and affinity based email marketing network. The distribution through this network, called "e-channels", is customized for each Member, allowing them to select exactly the content they choose from their favorite broadcast, entertainment and sports companies. "Clients" are defined as entities that either pay Network for services or while not paying for a service, have agreed through contract to provide Network either some right, limited or complete, to communicate with Member(s). As a result, some Network Clients both pay Network money and allow access to Members while other Network Clients may only allow Network access to Members. Network has historically provided customized email services and distribution to meet the marketing needs of individual businesses forming a one-to-one relationships with their customers in the broadcast, media, sports and entertainment industries.

         Network plans to bring more interested consumers ("Members") to its Client's products by extending their brand, marketing efforts and content beyond its own database and to other databases within our network of Clients. Management believes the primary value of Network is the expanding base of Members who have chosen to receive services from a Network Client and who "opt-in" to services, content and products from other Network Clients.

Market

         Rapidly Growing Market: Email is currently the number one application on the Internet according to Forrester Research. Forrester estimates that email will become a $4.8 Billion dollar industry by 2004, of which Network hopes to capture a small share.

         Growing Demand and Use for Email; The benefits of using email are: low cost and higher response rates compared to traditional advertising and direct mail, global reach, tracking of users interests, ease of use, and near real time delivery.

         Unique Position Within a Growing Market; Much commercial email is unsolicited and is generic - not targeted to the recipient's needs or interests. The majority of this commercial email is the electronic equivalent of junk mail. Users receive these unsolicited emails from retail and category "opt-in" lists or from lists compiled as they visit various web sites. This approach is increasingly ineffective and disliked by recipients. In fact, growing resentment towards unsolicited commercial email may lead to privacy regulation in the United States.

         The opposite of unsolicited email is "permission and affinity-based" marketing which has been "opted-in" by recipients. In other words, recipients have replied positively to a request by a company that they will willingly accept email content from a specified source. The next level of the permission basis is affinity, in which recipients have willingly allied with a group or organization of their choice and have sought information from that group, brand, icon or trusted agent.

Services

At the present time, Network offers two proprietary e-mail services which are described below:

      - ENEWSNOTIFIER(TM) (ENN) - a permission marketing email service, which allows Clients to collect preference and demographic information from their customers and create a Member database. These organizations can then use this database to send out targeted, personalized and customized messages for marketing purposes. Network provides the Client with a username and password to access the administration area for sending out their own emails. Clients link the services from their site. When a user visits the client's site, they click on the icon which links them to our servers. They then sign up and select the topics of interest to them on the Client's custom service. Network presently offers the ENEWSNOTIFIER service through ROI.

      - PopMail(TM) is an affinity email service that allows Clients to offer free Web based email boxes on their home pages. Members sign up for a personal email address that contains their affinity group's name (such as JoeSmith@Yoursitemail.com). Clients benefit from the affinity with their customers and higher traffic on their Web site when registrants visit the Client's site to send and receive their email. Clients can also sell advertising.

The Member visits the Client's site and clicks on the sign up box on the frame that resides on the Client's site. Each page is customized with the client's look and feel. Each time the Member wants to check their email they visit the client's site and enter their username and password in the boxes on the frame.

At present, Network targets four vertical markets for its email services: broadcast, media, sports and entertainment. Companies in these vertical markets typically have customers with a stronger affinity for their product or service - such as a favorite sports team, radio station, personality, or publication. Using Network's email services allows Clients to cut through the clutter and inefficiencies of traditional marketing, and more effectively and efficiently promote and brand their content, products or services to their viewers, listeners, fans and customers on the topics and items already of interest to them. Benefits and examples of these programs in action include:


     - Television Stations - increase ratings by using ENN to notify Members, via email, about news stories of interest to them scheduled for broadcast on their station.


     - Radio Stations - advertise their brand and drive traffic to their sites by using PopMail(TM).

     - Sports Teams - provide advanced information to Members, sell tickets and merchandise, and sponsor promotions using ENN.

     One of Network's goals is to leverage the relationships between the Company's Clients and their customers and to strengthen the PopMail Network.

Revenues

     Network currently generates revenue through the following means:

     -    Annual license fees
     -    Monthly hosting fees
     -    Set up fees

     Although very little revenue has been generated to date by advertisements and no revenue has been produced from e-commerce up-selling to Members, and there can be no assurance that this will change, Network intends to introduce these revenue generators to its business model within the near future.

Competition

     There are many companies which compete directly or indirectly with PopMail. Those in customer relationship management and outbound email production include public companies such as Critical Path (CPTH), Digital Impact (DIGI) Mail.com(MAIL), Message Media, Inc. (MESG), Kana Communications, Inc., (KANA) 24/7 Media Inc. (TFSM) and Exactis (XACT). There are a host of large and smaller privately held companies. IZ's competitors include InfoBeat, Lifeminders
(LFMN), YesMail (YESM) and Netcreations(NTCR).

         At present, there are few affinity based email companies combining affinity content with branded email and permission based email-marketing services specifically towards the vertical markets we are currently in.

Strategy

         Network plans to employ the following growth strategies:
         - Continue to solidify its presence in its current targeted vertical markets. At present, Network has signed agreements with more than 500 Clients. Many of these Clients have not fully utilized the capability of the Network services by introducing advertising or e-commere for up-selling and, as such, Network is also focusing on the education of its Clients and Members to increase usage and, ultimately, Members.
         -    Grow its existing member databases.
         - Assist Clients in the development of affinity rich content for distribution through the network to permission based Members.
         -    Resell IZ content through its network.
         - Seek out and acquire companies that can enhance our goals, member growth and content development.
         - Form strategic relationships with other businesses that may provide compatible and collaborative Internet services for the Company's Broadcast, Media, Sports and Entertainment Clients.
         - Select and move aggressively into other vertical markets where Network's products and services can be effective branding and marketing tools.
         - Generate revenue from each contact between the Company and each Client.

         Network is currently looking at building e-commerce functionality into its product offerings; this may be done internally or Network may select a strategic partner in order to build its member base more rapidly. The Company will also regularly introduce enhanced versions of its services and product offerings.

         In addition, Network has begun to penetrate the international market and has begun to develop and deploy bilingual versions of Network's services.

Intellectual Property

         The Company relies on tradename and trademark protection for its proprietary names and logos. PopMail has not registered or sought to register any patents. The Company seeks to protect its know-how and trade secrets primarily through confidentiality and licence agreements.

Description of IZ.com, Inc.

         IZ, based in Bellevue, WA, was recently incorporated as a wholly owned Delaware subsidiary of PopMail. IZ produces web content for ZD Net under contract at the direction of award winning journalist, Jesse Berst. The newsletter called the "Berst Alert" is part of the web based information site called Jesse Berst's Anchor Desk. See: http://www.zdnet.com/anchordesk. The content provided through the Berst Alert is in the form of an affinity email newsletter currently received by approximately 1.6 millions registrants each day. IZ is paid a fee to produce the Berst Alert under a one-year non-cancelable agreement expiring in February 2001.

         IZ plans to create and establish email content newsletters through trusted agents (icons or personalities) with high affinity appeal within the current Network vertical markets: broadcast, media, sports and entertainment. IZ will resell content through Network to its network of affiliated Clients and will establish additional content vertical markets. However, there can be no assurance that IZ will produce any new newsletters.

DESCRIPTION OF RESTAURANT DIVISION

General

         PopMail's restaurant division develops, owns and operates restaurants with multiple themed dining rooms designed to appeal to the upscale casual dining market. PopMail owns and operates two full service "Cafe Odyssey" restaurants, one in the Mall of America, located in Bloomington, Minnesota, a suburb of Minneapolis (the "Mall of America Restaurant"). The Mall of America Restaurant opened on June 8, 1998, and the second, which opened on March 15, 1999, at the Denver Pavilions, located in the downtown district of Denver, Colorado (the "Denver Pavilions Restaurant").

         PopMail has no current plans to expand the restaurant division through additional owned restaurants. The Company may ultimately license more Cafe Odyssey restaurants or enter into other arrangements for additional restaurants which do not require the Company to invest substantial amounts of capital.

         In 1996 the Company opened a restaurant in Cincinnati, Ohio (the "Kenwood Restaurant") under the trade name Hotel Discovery. PopMail closed the Kenwood Restaurant in September 1999. In November 1999 the Company entered into an agreement to sell the assets relating to the Kenwood Restaurant, subject to certain contingencies concerning transfer of the liquor license and certain other matters, which contingencies have not yet been fully resolved. In connection with the pending sale, PopMail assigned the lease for the restaurant property to the proposed buyer, who has been making the required lease payments since November 1999. PopMail remains primarily obligated under the lease.

Concept

         PopMail's restaurants are positioned in the upscale casual segment and differentiate themselves from the competition by offering its guests an enveloping experience that combines award winning food with sophisticated, non-intrusive entertainment. While there are restaurants that have a strong food base and others that focus on entertainment, PopMail feels that the "experiential dining" combination it offers is unique to the industry.

         Based on the concepts of travel, discovery and adventure, each restaurant provides guests with a dining experience in multiple themed environments that capture the romance, passion and nature of exotic locations throughout the world utilizing state-of-the-art technology in sound, video, lighting, scenery and decor. The Mall of America and Denver Pavilions Restaurants contain three dining rooms that replicate the environments of the lost City of Atlantis, the ancient Incan ruins of Machu Picchu in the Andes and the sweeping plains of the Serengeti desert in Tanzania, Africa.

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

         Each restaurant also has a retail area located at the entrance which includes a collection of adult and children's casual clothing, including T-shirts, sweatshirts, shirts and caps, and a limited amount of other logo merchandise.

Restaurant Operations

         PopMail strives to maintain quality operations through extensive training of its employees and careful supervision of personnel. PopMail has developed a detailed operations manual containing specifications relating to food and beverage preparation, maintenance of premises and employee conduct. Each restaurant is expected to have a director of operations with a staff of five to seven managers and a staff accountant. Each director of operations reports directly to PopMail's President of Restaurant Operations.

         PopMail requires all kitchen and front-of-the-house managers to complete an intensive six-week training program which includes two weeks of food preparation training in the kitchen, as well as complete cross-training on all other phases of the restaurant's operations. PopMail's restaurant management is then tested on PopMail's philosophy, management strategy, policies, procedures and operating standards. In addition, each prospective guest service employee actually tastes, and is tested on, every food and beverage item on the menu. Daily shift meetings are held prior to lunch and dinner to re-educate the service staff on all menu items, to communicate daily specials, to respond to feedback from comment cards and to reinforce service standards.

Competition

         The food service industry is intensely competitive with respect to food quality, concept, location, service and price. In addition, there are many well-established food service competitors with substantially greater financial and other resources than PopMail and with substantially longer operating histories. PopMail believes that it competes with other full-service dine-in restaurants, take-out food service companies, fast-food restaurants, delicatessens, cafeteria-style buffets and prepared food stores, as well as with supermarkets and convenience stores. Competitors include national, regional and local restaurants, purveyors of carry out food and convenience dining establishments.

         Competition in the food service business is often affected by changes in consumer tastes, national, regional, and local economic and real estate conditions, demographic trends, traffic patterns, the cost and availability of labor, purchasing power, availability of product, and local competitive factors. PopMail attempts to manage or adapt to these factors, but it should be recognized that some or all of these factors could cause PopMail to be adversely affected. Management is of the opinion that quality food which is pleasingly presented is an absolute requirement within the upscale casual segment of the industry. Cafe Odyssey restaurants have won nine major food awards in three cities, reflecting PopMail's commitment to food excellence.

Government Regulations

         PopMail is subject to federal, state and local laws affecting the operation of its restaurants, including zoning, health, sanitation and safety regulation and alcoholic beverage licensing requirements. Each restaurant is operated in accordance with standardized procedures designed to assure compliance with all applicable codes and regulations. The suspension of a food service or liquor license would cause an interruption of operations at the affected restaurant. PopMail believes that it is in compliance with all licensing and other regulations.

         PopMail is subject to "dram shop" statutes in the State of Minnesota which generally provide a person injured by an intoxicated person the right to recover damages from the establishment or establishments that served alcoholic beverages to the intoxicated person. PopMail has obtained insurance against such potential liability.

         PopMail is also subject to the Fair Labor Standards Act, which governs minimum wages, overtime and working conditions. A significant portion of PopMail's restaurant employees are paid at rates relating to either the federal or state minimum wage. Accordingly, an increase in the minimum wage would directly increase each restaurant's labor cost.

         Obtaining alcoholic beverage licenses from various jurisdictions will require disclosure of certain detailed information about directors, officers and greater than 10 percent shareholders of PopMail's equity securities, and will necessitate that such persons be approved by the appropriate liquor licensing authority.

EMPLOYEES

         As of January 2, 2000, PopMail employed 271 persons, including 41 in the Internet email services division and 230 persons in the Company's restaurant operations. Approximately 85 of the Company's employees work part-time. None of PopMail's employees is represented by a collective bargaining organization and the Company has never experienced a work stoppage, strike or labor dispute. The Company believes its relations with its employees are satisfactory.

                                  RISK FACTORS

         The following discussion should be read in connection with the Company's consolidated financial statements and related notes included elsewhere in this report.

         WE HAVE INCURRED LOSSES TO DATE AND IF OUR REVENUES DO NOT IMPROVE, WE WILL NEED ADDITIONAL FINANCING IN ORDER TO CONTINUE OPERATIONS AND PURSUE OUR BUSINESS PLAN.

         PopMail incurred net losses of approximately $24.2 million during 1999, $6.7 million in 1998 and $4.0 million in 1997 and had a working capital deficit of approximately $8.7 million as of January 2, 2000. Our ability to continue our present operations and successfully implement our expansion plans is contingent upon our ability to increase our revenues and ultimately attain and sustain profitable operations. Even though financing activity subsequent to January 2, 2000 has improved our working capital position (see Note N to the financial statements) without additional financing, the cash generated from our current operations will not be adequate to fund operations and service our indebtedness during 2000. There can be no assurance that additional financing will be available on terms acceptable to the Company or on any terms whatsoever. In the event that we are unable to fund our operations and our business plan, or if we fail to achieve or sustain profitable operations, the market price of our stock will suffer.

         OUR COMMON STOCK COULD BE DELISTED FROM THE NASDAQ SMALLCAP MARKET, WHICH DELISTING COULD HINDER YOUR ABILITY TO OBTAIN ACCURATE QUOTATIONS AS TO THE PRICE OF OUR COMMON STOCK, OR DISPOSE OF OUR COMMON STOCK IN THE SECONDARY MARKET.

         Although our common stock is currently listed on the Nasdaq SmallCap Market, we cannot guarantee that an active public market for our common stock will continue to exist. We have responded to numerous inquiries from of Nasdaq expressing concern over various matters, including but not limited to a "going concern" qualification expressed by our former independent auditors as of January 3, 1999. Accordingly, our securities may be delisted from the Nasdaq SmallCap Market or be required to reapply for listing meeting the Nasdaq initial listing requirements, which are generally more stringent than the requirements currently governing the Company's listing. Additional factors giving rise to such delisting could include, but are not be limited to: (1) a reduction of our net tangible assets to below $2,000,000, (2) a reduction to one active market maker, (3) a reduction in the market value of the public float in our securities to less than $1,000,000, (4) a reduction of the trading price of our Common Stock to less than $1.00 per share or (5) the discretion of the Nasdaq SmallCap Market.

         In the event our securities are delisted from the Nasdaq SmallCap Market, trading, if any, in our common stock would thereafter be conducted in the over-the-counter markets in the so-called "pink sheets" or the National Association of Securities Dealer's "Electronic Bulletin Board." Consequently, the liquidity of our common stock would likely be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, reduction in the coverage of our securities by security analysts and the news media, and lower prices for our securities than might otherwise prevail. In addition, our common stock would become subject to certain rules of the Securities and Exchange Commission relating to "penny stocks." These rules require broker-dealers to make special suitability determinations for purchasers other than established customers and certain institutional investors and to receive the purchasers' prior written consent for a purchase transaction prior to sale. Consequently, these "penny stock rules" may adversely affect the ability of broker-dealers to sell our common stock and may adversely affect your ability to sell shares of our common stock in the secondary market.

         WE ARE DEPENDENT ON THE ONGOING SERVICES OF CERTAIN OF OUR EXECUTIVES, THE LOSS OF WHICH COULD HAVE A DETRIMENTAL EFFECT ON OUR PROFITABILITY AND THE MARKET PRICE OF OUR STOCK.

         Our plan of business development and our day-to-day operations rely heavily on the experience of Stephen D. King, our Chief Executive Officer, Ronald K. Fuller, our President, Jesse Berst, the CEO of our IZ business, Thomas W. Orr, our Chief Financial Officer and Gary Schneider, the CEO of our PopMail Network division. The loss of any of them could adversely affect the success of our operations and strategic plans and, consequently, have a detrimental effect on the market price of our stock.

         WE MAY BE UNABLE TO HIRE QUALIFIED EMPLOYEES TO HELP IMPLEMENT AND MANAGE OUR EXPANSION PLANS, WHICH INABILITY COULD BE DETRIMENTAL TO THE VALUE OF YOUR INVESTMENT.

         Our success will depend in large part upon our ability to supplement our existing management team. We will need to hire additional corporate level and management employees to help implement and operate our plans for expansion of our Internet and restaurant divisions. The demand for individuals with management skills is high and many other businesses, most of which have greater name recognition and resources than the Company, compete for their services. Any inability or delay in obtaining additional key employees could have a material adverse effect on our expansion plans and, consequently, the market value of our stock.

         DUE TO OUR LIMITED OPERATING HISTORY, YOU MAY FIND IT DIFFICULT TO ASSESS OUR ABILITY TO OPERATE PROFITABLY.

         We have only been operating our Mall of America restaurant since June 1998, and our Denver restaurant since March 1999. In addition, Old Popmail was founded in December 1997, and ROI commenced operations in June 1998. Finally, IZ.com Incorporated was incorporated in February 1999. Consequently, we face the added risks, expenses and difficulties related to developing and operating a new business enterprise. Given our lack of significant operating history, investors may have difficulty assessing the many factors which will determine our ability to generate future profits.

         ONE INDIVIDUAL CONTROLS A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK AND MAY INFLUENCE OUR AFFAIRS.

         Following our merger with popmail.com, inc. on September 1, 1999, James
L. Anderson was elected to our Board of Directors and served as its Chairman until his resignation on January 24, 2000. Effective February 1, 2000, Mr. Anderson resigned from our Board. Based upon a Schedule 13D filed with the Securities and Exchange Commission on September 13, 1999, as of March 27, 2000, Mr. Anderson indirectly or directly controlled approximately 31.6 percent of our outstanding common stock. Accordingly, he may have the ability to determine the election of members of the Board of Directors and determine the approval of corporate transactions and other matters requiring shareholder approval. Unless and until Mr. Anderson substantially decreases his percentage beneficial ownership in our common stock, he will continue to have significant influence over our affairs.

          DUE TO THE LARGE NUMBER OF OUTSTANDING OPTIONS AND WARRANTS, OUR SHAREHOLDERS FACE A RISK OF SUBSTANTIAL FUTURE DILUTION AND DOWNWARD PRESSURE ON THE TRADING PRICE OF OUR COMMON STOCK.

          We have a total of 29,483,118 shares of our common stock reserved for issuance pursuant to our stock options plans, outstanding preferred stock and common purchase warrants. Most of these shares have either registered for resale or are subject to agreements providing for their registration for resale under certain circumstances. Accordingly, our existing shareholders face a substantial risk of dilution and the trading price of our common stock may decrease as these convertible securities are exercised or converted into shares of common stock and subsequently offered for sale through the Nasdaq SmallCap Market.

         WE RELY HEAVILY ON OUR INTELLECTUAL PROPERTY RIGHTS AND OTHER PROPRIETARY INFORMATION; FAILURE TO PROTECT AND MAINTAIN THESE RIGHTS AND INFORMATION COULD PREVENT US FROM COMPETING EFFECTIVELY.

         Our success and ability to compete are substantially dependent on our internally developed technologies and trademarks, which we seek to protect through a combination of trade secret and trademark law, as well as confidentiality or license agreements with our employees, consultants, and corporate and strategic partners. If we are unable to prevent the unauthorized use of our proprietary information or if our competitors are able to develop similar technologies independently, the competitive benefits of our technologies, intellectual property rights and proprietary information will be diminished.

         WE MAY NOT PAY DIVIDENDS ON OUR COMMON STOCK, IN WHICH EVENT YOUR ONLY RETURN ON INVESTMENT, IF ANY, WILL OCCUR ON THE SALE OF OUR STOCK.

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

         Our authorized capital consists of 100,000,000 shares of capital stock. Our Board of Directors, without any action by the shareholders, may designate and issue shares in such classes or series (including classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. As of March 27, 2000, we have 34,422,928 shares of common stock, 275,000 shares of Series E Convertible Preferred Stock and 287,408 shares of Series F Convertible Preferred Stock outstanding. As of such date, a further 31,055,117 shares of common stock have been reserved as follows:

         - a maximum of 750,000 shares of common stock reserved for issuance upon exercise of the Series E Preferred Shares, 275,000 shares of which are currently outstanding;

         - a maximum of 7,375,000 shares of common stock reserved for issuance upon conversion of Series F Convertible Preferred Stock;

         - 3,348,895 shares of common stock issuable upon exercise of options granted under the IZ.com Incorporated stock option plan assumed by the Company;

         - 2,600,000 shares issuable upon the exercise of the Class A Warrants issued as part of our initial public offering and the partial exercise of the underwriter's over-allotment;

         - 15,100,889 shares issuable upon the exercise of outstanding warrants;

     - 1,250,000 shares reserved for issuance under our 1997 Stock Option and Compensation Plan, of which options reverting to 1,590,333 shares are currently outstanding (including 340,333 shares which remain subject to shareholder approval);

     - 250,000 shares for issuance under our 1998 Director Stock Option Plan, of which options relating to 290,000 shares are currently outstanding, of which 40,000 remain subject to shareholder approval; and

     The rights of holders of preferred stock and other classes of common stock that may be issued could be superior to the rights granted to holders of the Units issued in our initial public offering. Our Board's ability to designate and issue such undesignated shares could impede or deter an unsolicited tender offer or takeover proposal. Further, the issuance of additional shares having preferential rights could adversely affect the voting power and other rights of holders of common stock.

     MINNESOTA LAW MAY INHIBIT OR DISCOURAGE TAKEOVERS, WHICH COULD REDUCE THE MARKET VALUE OF OUR STOCK.

         As a corporation organized under Minnesota law, we are subject to certain Minnesota statutes which regulate business combinations and restrict the voting rights of certain persons acquiring shares of its stock. By impeding a merger, consolidation, takeover or other business combination involving the Company or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of the Company, these regulations could adversely affect the market value of our stock.

     THE LIMITATIONS ON DIRECTOR LIABILITY CONTAINED IN OUR ARTICLES OF INCORPORATION AND BYLAWS MAY DISCOURAGE SUITS AGAINST DIRECTORS FOR BREACH OF FIDUCIARY DUTY.

     As permitted by Minnesota law, our Amended and Restated Articles of Incorporation provide that members of our Board of Directors are not personally liable to you or the Company for monetary damages resulting from a breach of their fiduciary duties. These limitations on director liability may discourage shareholders from suing directors for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought against a director by shareholders on the Company's behalf. Furthermore, our Bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Minnesota law. All of these provisions limit the extent to which the threat of legal action against our directors for any breach of their fiduciary duties will prevent such breach from occurring in the first instance.

     PURSUING AND COMPLETING POTENTIAL ACQUISITIONS COULD DIVERT MANAGEMENT ATTENTION AND FINANCIAL RESOURCES AND MAY NOT PRODUCE THE DESIRED BUSINESS RESULTS.

     We do not have specific personnel dedicated solely to pursuing and completing acquisitions. As a result, if we pursue any acquisition, our management, in addition to fulfilling their operational responsibilities, could spend significant time, management resources and financial resources to pursue and complete the acquisition and integrate the acquired business with our existing business.

To finance any acquisition, we may use capital stock or cash or a combination of both. Alternatively, we may borrow money from a bank or other lender. If we use capital stock, our shareholders may experience dilution. If we use cash or debt financing, our financial liquidity would be reduced. In addition, acquisitions may result in nonrecurring charges or the amortization of significant goodwill that could adversely affect our ability to achieve and maintain profitability.

         Despite the investment of these management and financial resources and completion of due diligence with respect to these efforts, an acquisition may fail to produce the expected revenues, earnings or business and an acquired service or technology may not perform as expected for a variety of reasons, including:

      - Difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company,
      - Risks of entering markets in which we have no or limited prior experience,
      - Expenses of any undisclosed or potential legal liabilities of the acquired company,
      - The applicability of rules and regulations that might restrict our ability to operate, and
      -  The potential loss of key employees of the acquired company.

         If we make acquisitions in the future and the acquired businesses fail to perform as expected, our business operating results and financial condition may be materially adversely affected.

         FAILURE TO MANAGE OUR GROWTH MAY ADVERSELY AFFECT OUR BUSINESS

         We have grown rapidly and expect to continue to grow rapidly both by hiring new employees and serving new business and markets. Our growth has placed, and will continue to place, a significant strain on our management and our operating and financial systems.

         Our personnel, systems, procedures and controls may be inadequate to support our future operations. In order to accommodate the increased size of our operations, we will need to hire, train and retain the appropriate personnel to manage our operations. We will also need to improve our financial and management controls, reporting systems and operating systems, all of which will require significant ongoing investments of the efforts of key personnel.

         IF WE FAIL TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS AND INVESTORS, THE MARKET PRICE OF OUR COMMON STOCK MAY FALL SIGNIFICANTLY.

         The market price of publicly traded securities generally reflects, to a large degree, the expectations of industry analysts and significant investors with respect to the short and long-term operating results of the issuers. When issuers fail to meet such expectations, the market price of their publicly traded securities usually decreases, sometimes significantly, and may not recover. There can be no assurance that We will be able to satisfy the expectations of market analysts and investors to avoid a precipitous drop in the market price of our common stock.

         OUR ABILITY, OR INABILITY, TO RESPOND TO VARIOUS COMPETITIVE FACTORS AFFECTING THE RESTAURANT INDUSTRY MAY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

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

                                INTERNET DIVISION

         WE ARE ENTERING INTO A NEW BUSINESS VENTURE IN AN EVOLVING INDUSTRY IN WHICH WE HAVE NO EXPERIENCE AND WHICH HAS AN UNPROVEN REVENUE MODEL.

         The email business adds a significantly different business to our business operations. Some members of our present management have little or no experience with the business of providing email services. The
Internet industry is rapidly evolving, extremely competitive, and the market place for internet-related shares has been very volatile. Furthermore, the email business has no proven revenue model. Consequently, there can be no assurance that sufficient revenues will be generated to support our current operations and other capital requirements.

         IN LIGHT OF RECENT CONSOLIDATION IN THE RADIO INDUSTRY, THE LOSS OF ANY SIGNIFICANT AFFILIATE CONTRACTS WOULD NEGATIVELY IMPACT POPMAIL'S OPERATIONS.

         The last few years have brought substantial concentration of power among a few players in the radio industry. Consequently, significant portions of the industry are controlled by a relatively few organizations. We already have affiliation contracts in place with 2 of the 5 largest organizations and are in negotiations with the remaining players. In light of such consolidation, however, the loss of any of these significant affiliation contracts or our inability to enter into contracts with other radio industry entities would negatively impact our operations.

         OUR EMAIL BASED PRODUCTS ARE DEPENDENT UPON THE INTERNET.

         The success of our services and products will depend in large part upon the continued development and expansion of the Internet. The Internet has experienced, and is expected to continue to experience, significant and geometric growth in the number of users and the amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols (for example, the next-generation Internet Protocol) to handle increased levels of Internet activity, or due to increased governmental regulation. There can be no assurance that the infrastructure or complementary services necessary to make the Internet a viable commercial marketplace will be developed, or, if developed, that the Internet will become a viable commercial marketplace for services and products such as those we offer. If the necessary infrastructure or complementary services or facilities are not developed, or if the Internet does not become a viable commercial marketplace, our business, results of operations, and financial condition will be materially adversely affected.

         OUR FUTURE SUCCESS WILL DEPEND ON INCREASED ACCEPTANCE OF THE INTERNET AS A MEDIUM OF COMMERCE.

         The market for Internet email and other services is relatively new and evolving rapidly. Our future success will depend, in part, upon our ability to provide services that are accepted by our existing and future members as an integral part of their business model. The level of demand for Internet email and other services will depend upon a number of factors, including the following:

- the growth in consumer access to, and acceptance of, new interactive technologies such as the Internet;
-  the adoption of Internet-based business models; and
- the development of technologies that facilitate two-way communication between companies and target audiences.

         Significant issues concerning the commercial use of Internet technologies, including security, reliability, cost, ease of use and quality of service, remain unresolved and may inhibit the growth of services that use these technologies. Our future success will depend, in part, on our ability to meet these challenges, which must be met in a timely and cost-effective manner. We cannot be sure that we will succeed in effectively meeting these challenges, and our failure to do so could materially and adversely affect our business.

         Industry analysts and others have made many predictions concerning the growth of the Internet as a business medium. Many of these historical predictions have overstated the growth of the Internet. These predictions should not be relied upon as conclusive. The market for our Internet email services may not develop, our services may not be adopted and individual personal computer users in business or at home may not use the Internet or other interactive media for commerce and communication. If the market for Internet email and other services fails to develop, or develops more slowly than expected, or if our services do not achieve market acceptance, our business would be materially and adversely affected.

         INTERNET STOCKS ARE SUBJECT TO MARKET VOLATILITY.

         The stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These fluctuations may adversely affect our stock price.

         If Internet usage does not continue to grow or its infrastructure fails, our business will suffer. If the Internet does not gain increased acceptance for business-to-consumer electronic commerce, our business will not grow or become profitable. We cannot be certain that the infrastructure or complementary services necessary to maintain the Internet as a useful and easy means of transferring documents and data will continue to develop. The Internet infrastructure may not support the demands that growth may place on it and the performance and reliability of the Internet may decline.

         INCREASED COMPETITION RESULTING FROM AN INCREASE IN THE NUMBER OF FREE EMAIL PROVIDERS THAT TARGET THE RADIO INDUSTRY MAY HAVE AN ADVERSE EFFECT ON POPMAIL'S FUTURE BUSINESS OPERATIONS.

         Currently there are hundreds of free email providers, but our management believes that it is currently the only email provider that targets the radio industry. To the extent we are successful within the radio industry, we anticipate others will attempt to compete in the radio segment. Increased competition due to a greater number of free email providers targeting the radio industry may have an adverse affect on our future business operations.

         WE MAY FACE INCREASING COMPETITION FOR RADIO STATION CUSTOMERS AND INTERNET ADVERTISERS.

         As a provider of free email, we compete with numerous other email providers, many of which have more capital than us. The principal competitors in the private-label email service business are: CommTouch, WhoWhere, MailChek, iName, and OnMedia. Of these providers, to the knowledge of our management, only MailChek and OnMedia have any radio station customers. The Company views its greatest competitive threat to its ability to establish relationships with radio stations as the potential availability of software that may duplicate many of the features in the PopMail email system. In addition, we face increasing competition for Internet advertisers.

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

         WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE IF THE ACCEPTANCE OF ONLINE ADVERTISING, WHICH IS NEW AND UNPREDICTABLE, DOES NOT DEVELOP AND EXPAND AS WE ANTICIPATE.

         We have to derive a substantial portion of our revenue from online advertising and direct marketing, including both email and Web-based programs. If these services do not continue to achieve market acceptance, we may not generate sufficient revenue to support our continued operations. The Internet has not existed long enough as an advertising medium to demonstrate its effectiveness relative to traditional advertising. Advertisers and advertising agencies that have historically relied on traditional advertising may be reluctant or slow to adopt online advertising. Many potential advertisers have limited or no experience using email or the Web as an advertising medium. They may have allocated only a limited portion of their advertising budgets to online advertising, or may find online advertising to be less effective for promoting their products and services than traditional advertising media. If the market for online advertising fails to develop or develops more slowly than we expect, we may not sustain revenue growth or achieve or sustain profitability.

         The market for email advertising in general is vulnerable to the negative public perception associated with unsolicited email, known as "spam." Public perception, press reports or governmental action related to spam could reduce the overall demand for email advertising in general, which could reduce our revenue and prevent us from achieving or sustaining profitability.

         IF WE DO NOT MAINTAIN AND EXPAND OUR MEMBER BASE WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY FOR ADVERTISERS.

         Our revenue has been derived primarily from advertisers seeking targeted member groups in order to increase their return on advertising investments. If we are unable to maintain and expand our member base, advertisers could find our audience less attractive and effective for promoting their products and services and we could experience difficulty retaining our existing advertisers and attracting additional advertisers. To date, we have relied on referral-based marketing activities to attract a portion of our members and will continue to do so for the foreseeable future. This type of marketing is largely outside of our control and there can be no assurance that it will generate rates of growth in our member base comparable to what we have experienced to date.

         We would also be unable to grow our member base if a significant number of our current members stopped using our service. Members may discontinue using our service if they object to having their online activities tracked or they do not find our content useful. In addition, our service allows our members to easily unsubscribe at any time by clicking through a link appearing at the bottom of our email messages and selecting the particular categories from which they want to unsubscribe.

         OUR BUSINESS DEPENDS ON OUR ABILITY TO DEVELOP AND MAINTAIN RELEVANT AND APPEALING CONTENT IN OUR EMAIL MESSAGES; IF WE ARE NOT ABLE TO CONTINUE TO DELIVER SUCH CONTENT WE MAY BE NOT ABLE TO MAINTAIN AND EXPAND OUR MEMBER BASE, WHICH COULD NEGATIVELY AFFECT OUR ABILITY TO RETAIN AND ATTRACT THE ADVERTISERS WE NEED TO SUSTAIN REVENUE GROWTH.

         We have relied on our editorial staff to identify and develop substantially all of our content utilizing content derived from other parties. Because our members' preferences are constantly evolving, our editorial staff may be unable to accurately and effectively identify and develop content that is relevant and appealing to our members. As a result, we may have difficulty maintaining and expanding our member base, which could negatively affect our ability to retain and attract advertisers. If we are unable to retain and attract advertisers our revenue will decrease. Additionally, we license a small percentage of our content from third parties. The loss, or increase in cost, of our licensed content may impair our ability to assimilate and maintain consistent, appealing content in our email messages or maintain and improve the services we offer to consumers. We intend to continue to strategically license a portion of our content for our emails from third parties, including content that is integrated with internally developed content. These third-party content licenses may be unavailable to us on commercially reasonable terms, and we may be unable to integrate third-party content successfully. The inability to obtain any of these licenses could result in delays in product development or services until equivalent content can be identified, licensed and integrated. Any delays in product development or services could negatively affect our ability to maintain and expand our member base.

         IF WE DO NOT RESPOND TO OUR COMPETITION EFFECTIVELY, WE MAY LOSE CURRENT ADVERTISERS AND FAIL TO ATTRACT NEW ADVERTISERS, REDUCING OUR REVENUES AND HARMING OUR FINANCIAL RESULTS.

         We face intense competition from both traditional and online advertising and direct marketing businesses. If we do not respond to this competition effectively, we may not be able to retain current advertisers or attract new advertisers, which would reduce our revenue and harm our financial results. Currently, several companies offer competitive email direct marketing services, such as coolsavings.com, MyPoints.com, NetCreations, YesMail.com, Digital Impact and Exactis. We also expect to face competition from online content providers, list aggregators as well as established online portals and community Web sites that engage in direct marketing programs. Additionally, we may face competition from traditional advertising agencies and direct marketing companies that may seek to offer online products or services.

         WE DEPEND HEAVILY ON OUR NETWORK INFRASTRUCTURE AND IF THIS FAILS IT COULD RESULT IN UNANTICIPATED EXPENSES AND PREVENT OUR MEMBERS FROM EFFECTIVELY UTILIZING OUR SERVICES, WHICH COULD NEGATIVELY IMPACT OUR ABILITY TO ATTRACT AND RETAIN MEMBERS AND ADVERTISERS.

         Our ability to successfully create and deliver our email messages depends in large part on the capacity, reliability and security of our networking hardware, software and telecommunications infrastructure. Failures within our network infrastructure could result in unanticipated expenses to address such failures and could prevent our members from effectively utilizing our services, which could prevent us from retaining and attracting members and advertisers. The hardware infrastructure on which our system operates is located at PSINet in Reston, Virginia. We do not currently have fully redundant systems or a formal disaster recovery plan. Our system is susceptible to natural and man-made disasters, including earthquakes, fires, floods, power loss and vandalism. Further, telecommunications failures, computer viruses, electronic break-ins or other similar disruptive problems could adversely affect the operation of our systems. Our insurance policies may not adequately compensate us for any losses that may occur due to any damages or interruptions in our systems. Accordingly, we could be required to make capital expenditures in the event of unanticipated damage. In addition, our members depend on Internet service providers, or ISPs, for access to our Web site. Due to the rapid growth of the Internet, ISPs and Web sites have experienced significant system failures and could experience outages, delays and other difficulties due to system failures unrelated to our systems. These problems could harm our business by preventing our members from effectively utilizing our services.

         OUR FUTURE SUCCESS WILL DEPEND ON INCREASED ACCEPTANCE OF THE INTERNET AS A MEDIUM OF COMMERCE.

         The market for Internet email and other services is relatively new and evolving rapidly. Our future success will depend, in part, upon our ability to provide services that are accepted by our existing and future members as an integral part of their business model. The level of demand for Internet email and other services will depend upon a number of factors, including the following:

- the growth in consumer access to, and acceptance of, new interactive technologies such as the Internet;
-     the adoption of Internet-based business models; and
- the development of technologies that facilitate two-way communication between companies and target audiences.

         Significant issues concerning the commercial use of Internet technologies, including security, reliability, cost, ease of use and quality of service, remain unresolved and may inhibit the growth of services that use these technologies. Our future success will depend, in part, on our ability to meet these challenges, which must be met in a timely and cost-effective manner. We cannot be sure that we will succeed in effectively meeting these challenges, and our failure to do so could materially and adversely affect our business.

         Industry analysts and others have made many predictions concerning the growth of the Internet as a business medium. Many of these historical predictions have overstated the growth of the Internet. These predictions should not be relied upon as conclusive. The market for our Internet email services may not develop, our services may not be adopted and individual personal computer users in business or at home may not use the Internet or other interactive media for commerce and communication. If the market for Internet email and other services fails to develop, or develops more slowly than expected, or if our services do not achieve market acceptance, our business would be materially and adversely affected.

         WE MAY INCUR LIABILITY FOR THE INVASION OF PRIVACY

         The Federal Trade Commission has investigated businesses that have used personally identifiable information without permission or in violation of a stated privacy policy. PopMail has established and communicated to its members a privacy policy. In the event that the

Company conveys personally identifiable information to its corporate customers without permission or in violation of its stated privacy policy, we may incur liability for the unlawful invasion of privacy.

                              RESTAURANT DIVISION

         OUR ABILITY, OR INABILITY, TO RESPOND TO VARIOUS COMPETITIVE FACTORS AFFECTING THE RESTAURANT INDUSTRY MAY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

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


         WE HAVE ENTERED INTO NON-CANCELABLE LEASES UNDER WHICH WE ARE OBLIGATED TO MAKE PAYMENTS FOR TERMS OF 12 TO 15 YEARS.

         We have entered into long-term leases relating to the Kenwood, Mall of America and Denver restaurants. These leases are non-cancelable by us (except in limited circumstances) and range in term from 12 to 15 years. Although we have closed the Kenwood restaurant and assigned the related lease to an unrelated third party who is currently making the required lease payments, We remain the primary obligor under the lease. If we decide to close any of our existing restaurants, we may nonetheless be committed to perform our obligations under the applicable lease, which would include, among other things, payment of the applicable base rent for the balance of the respective lease term. Such continued obligations increase our chances of closing a restaurant without receiving an adequate return on our investment.

         AMONG OTHER ECONOMIC FACTORS OVER WHICH WE HAVE NO CONTROL, THE SUCCESS OF OUR RESTAURANTS WILL DEPEND ON CONSUMER PREFERENCES AND THE PREVAILING LEVEL OF DISCRETIONARY CONSUMER SPENDING.

         The success of our restaurant division depends to a significant degree on a number of economic conditions over which we have no control, including:

    -    discretionary consumer spending;
    - the overall success of the malls, entertainment centers and other venues where Cafe Odyssey restaurants are or will be located;
    -    economic conditions affecting disposable consumer income; and
    - the continued popularity of themed restaurants in general and the Cafe Odyssey concept in particular.

Furthermore, most themed restaurants are especially susceptible to shifts in consumer preferences because they open at or near capacity and frequently respond to such shifts by experiencing a decline in revenue growth or of actual revenues. An adverse change in any or all of these conditions would have a negative effect on our operations and the market value of our common stock.

         OUR RESTAURANT DIVISION IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION WHICH COULD HAVE A NEGATIVE EFFECT ON OUR BUSINESS.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

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

         The lease provides for the payment of either a minimum annual rent or a percentage rent based on gross sales. The minimum annual rent is $25 per square foot, or $405,375 per year based on approximately 16,215 square feet of leased area. The percentage rent is the amount by which 6% of gross sales exceeds minimum rent. The terms of payment do not change over the course of the lease term. The lease also provided for a waiver of the minimum annual rent only, for the first year of the lease. In addition to the fixed minimum rent and percentage rent, the Company is required to pay its proportionate share of common area maintenance costs; taxes, insurance, maintenance and operating costs.

                         THE DENVER PAVILIONS RESTAURANT

Location

         The Denver Pavilions Restaurant consists of approximately 18,000 square feet located on the third floor of the Denver Pavilions in Denver, Colorado. This site is leased pursuant to a lease agreement dated May 12, 1998 and includes office space utilized for the Company's restaurant division.

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

                             THE KENWOOD RESTAURANT

Location

         The Kenwood Restaurant opened in December 1996 under the name Hotel Discovery and was closed by the Company in August 1999. In November 1999, the Company assigned the related lease (described below) in connection with the pending sale of restaurant assets to a third party, who subsequently reopened the restaurant under another name and continues to operate the same. The property is approximately 17,000 square feet in size on three levels and is located at the northeast corner of Sycamore Plaza at Kenwood Shopping Center in Cincinnati, Ohio. Although the third party has paid all payments due under the lease since November 1999, PopMail remains primarily obligated under the lease.

Description of Lease

         The initial term of the lease is 15 years with an option for two additional five-year periods. The lease provides for the payment of both a monthly fixed minimum rent and a percentage rent based on gross sales in excess of an escalating base amount. The monthly fixed minimum rent is $12,833 for the first five years of the initial lease term, $14,117 for the sixth through tenth years of the initial lease term, $15,400 for the eleventh through fifteenth years of the initial lease term.

         In addition to the fixed minimum rent, the lease provides for the payment of a percentage rent equal to 4% of the gross sales from the restaurant in excess of the following annual gross sales amounts; $3,850,000 for the first five years of the initial lease term, $4,235,000 for the sixth through tenth years of the initial lease term, $4,620,000 for the eleventh through fifteenth years of the initial lease term. No percentage rent was paid in 1998 or 1999. In addition to the fixed minimum rent and percentage rent, the Company is required to pay its proportionate share of common area maintenance costs; taxes, insurance, maintenance and operating costs.

                         IRVING TEXAS OFFICE FACILITIES

         PopMail's Internet email services division subleases approximately 8,500 square feet of office space in Irving, Texas. PopMail's sublease commenced on September 1, 1998 and expires on December 31, 2001. Rentals of $11,412.00 per month ($136,444 annually) are required under the sublease, in addition to nominal charges for common area maintenance.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is involved in legal actions in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management there is no legal proceeding pending against or involving the Company for which the outcome is likely to have a material adverse effect upon the business, operating results and financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company did not submit any matters to a vote of security holders during the last quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

         Since November 3, 1997, the common stock of the Company has been traded in the over-the counter market and quoted on the Nasdaq SmallCap Market. Initially, the Company's common stock was quoted under the symbol "HOTD". On May 21, 1998, the Company changed its corporate name from Hotel Discovery, Inc. to Cafe Odyssey, Inc. In conjunction with this change, effective May 24, 1998, the Company's symbol for its common stock was changed to "CODY." Effective September 1, 1999, the Company acquired popmail.com, inc. and changed its name to PopMail.com, inc. In connection with the change in the Company's name, the Company's symbol for its common stock was changed to "POPM."

         As described more fully in the Risk Factors section of this Form 10-KSB, there is a substantial risk that PopMail's common stock will be delisted from the Nasdaq SmallCap Market. In the event that such risk materializes, trading, if any, in our common stock would thereafter be conducted in the over-the-counter markets in the so-called "pink sheets" or the National Association of Securities Dealer's "Electronic Bulletin Board." Consequently, the liquidity of our common stock would likely be impaired and the market price of our shares may decrease significantly.

         The following table sets forth the high and low bid prices of the Company's common stock for the periods indicated. The Nasdaq bid quotations represent inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions:

                                                           HIGH          LOW
 FISCAL YEAR ENDED JANUARY 3, 1999:
         First Quarter............................         $3.75        $1.88
         Second Quarter...........................          5.38         2.25
         Third Quarter............................          3.63         1.00
         Fourth Quarter...........................          1.13          .50

 FISCAL YEAR ENDED JANUARY 2, 2000:

         First Quarter............................          1.03          .56
         Second Quarter...........................          3.56          .50
         Third Quarter............................          4.88         1.94
         Fourth Quarter...........................          4.09         1.44

         As of March 27, 2000, there were approximately 270 shareholders of record of the Company's common stock, and approximately 6,000 other beneficial owners whose shares are held in street name.

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

RECENT SALES OF UNREGISTERED SECURITIES

The following table lists recent sales of unregistered securities by the
Company:

                   TITLE AND                                                                    CASH OR
                   DESCRIPTION OF           AMOUNT OF                                           CONSIDERATION
DATE               SECURITIES               SECURITIES             ISSUED TO                    RECEIVED
----------------------------------------------------------------------------------------------------------------------
1/22/99            Warrant to purchase      Warrants to purchase   Stephen D. King              In connection with
                   Common Stock             shares of Common       Jerry Ruyan                  certain guaranties
                                            Stock(1)               Greg Mosher                  of a loan
                                                                   Andrew Green
----------------------------------------------------------------------------------------------------------------------
2/23/99            Warrant to purchase      Warrant to purchase    Frank W. Terrizzi            In consideration
                   Common Stock             50,000 shares of                                    for a loan
                                            Common Stock
----------------------------------------------------------------------------------------------------------------------
3/3/99             Warrant to purchase      Warrants to purchase   Stephen D. King              In consideration
                   Common Stock             an aggregate of        Michael Berg                 of a guaranty of a
                                            500,000 shares of      Jack Feltl                   loan and pledge of
                                            Common Stock, at an    Cayne Mills                  certain collateral
                                            exercise price of      Timothy Maudlin
                                            $0.75
----------------------------------------------------------------------------------------------------------------------
3/18/99            Warrant to purchase      Warrant to purchase    Stephen D. King              In consideration
                   Common Stock             150,000 shares of                                   of a guaranty of a
                                            Common Stock, at an                                 loan and pledge of
                                            exercise price of                                   certain collateral
                                            $1.00
----------------------------------------------------------------------------------------------------------------------
3/18/99            Warrant to purchase      Warrant to purchase    Cunningham Group             In consideration
                   Common Stock             150,000 shares of      Construction Services        of certain
                                            Common Stock, at an                                 financial
                                            exercise price of                                   concessions
                                            $0.75
----------------------------------------------------------------------------------------------------------------------
4/20/99            Warrants to purchase     Warrants to purchase   J. Jeffrey Brausch &         Financial Advisory
                   an aggregate of          an aggregate of        Company                      Services
                   330,000 shares of        330,000 shares of      CTC, Inc.
                   common stock at an       Common Stock, at an
                   exercise price of $0.75  exercise price of
                                            $0.75

-------------------

         (1) The Guaranty provides for an initial Warrant to purchase 200,000 shares of Common Stock, at an exercise price of $0.75, to be issued to each of the Guarantors. Additionally, penalty Warrants are to be provided for each month after the due date that the loan and guaranties are still outstanding. To date, Warrants to purchase 940,000 shares of Common Stock have been issued.

                   TITLE AND                                                                    CASH OR
                   DESCRIPTION OF           AMOUNT OF                                           CONSIDERATION
DATE               SECURITIES               SECURITIES             ISSUED TO                    RECEIVED
----------------------------------------------------------------------------------------------------------------------
4/28/99            Warrants to purchase     Warrants to purchase   Gulfstream Financial         Financial
                   an aggregate of          an aggregate of        Partners                     Advisory Services;
                   1,000,000 shares of      1,000,000 shares of
                   common stock(2)          common stock

----------------------------------------------------------------------------------------------------------------------
6/10/99            Common Stock             120,000 Shares         Internet Community Concepts  Acquisition of
                                                                                                1.5% of the
                                                                                                outstanding shares
                                                                                                of Internet
                                                                                                Community Concepts
----------------------------------------------------------------------------------------------------------------------
8/19/99            Private Placement of     Up to 750,000 Units    Certain Accredited           Offering still in
                   Units consisting of      at a price of $2.00    Investors                    process
                   one share of Series E    per Unit 175,000
                   Convertible Preferred    units have sold
                   Stock and one Warrant    through Jan. 2, 2000
                   to purchase one share
                   of Common Stock
----------------------------------------------------------------------------------------------------------------------
9/29/99            Common Stock             75,000 shares          NC Capital Markets, Inc.     Engagement Fee of
                                                                                                $80,000 for
                                                                                                Investment Banking
                                                                                                services
----------------------------------------------------------------------------------------------------------------------
10/12/99           Warrant to purchase      Warrant to purchase    Metropolitan                 Financial
                   600,000 shares of                               Capital                      Advisory
                   Common stock                                    Partners,                    Services
                                                                   Inc.

                   Warrant to purchase      Warrant to purchase    Michael Bird                 In connection  with
                   15,000 shares of         15,000 of Common                                    loan
                   common stock at an
----------------------------------------------------------------------------------------------------------------------
11/3/99            Warrants to purchase     Warrants to            Gulfstraw
                   an aggregate of          purchase an            Financial
                   1,850,000 shares         aggregate of           Partners
                   of Common Stock          1,850,000              and Blake
                                            shares of              Capital Partners
                                            Common Stock
----------------------------------------------------------------------------------------------------------------------
10/13/99           Common Stock             66,187 shares          Cunningham Group             Construction
                                                                   Construction Services, LLC   Services
----------------------------------------------------------------------------------------------------------------------
11/10/99           Common Stock             288,000 shares         Frank Terrizzi               As an additional incentive,
                                                                                                to excercise immediately,
                                                                                                an additional Warrant to
                                                                                                purchase 500,000 shares at
                                                                                                $2.00 was issued.
                                                                                                Additionally, in consideration
                                                                                                of further financial services,
                                                                                                Warrants to purchase 1,000,000
                                                                                                shares of common stock at an
                                                                                                exercise price of $1.50 were
                                                                                                issued and Warrant to purchase
                                                                                                350,000 shares of common stock
                                                                                                at an exercise price of $1.625 was
                                                                                                issued.
                                                                                                Conversion $200,000
                                                                                                debt and other financing
                                                                                                services





-------------------

         (2) Terms originally called for warrants to purchase 1,000,000 shares of common stock, one-fourth of which vested once the stock price reached $2.00 per shares for 10 consecutive days at an exercise price of $1.00 per share, one-fourth vested once the stock price reached $4.00 per shares for 10 consecutive days at an exercise price of $2.00 per share, one-fourth vested once the stock price reached $6.00 per shares for 10 consecutive days at an exercise price of $3.00 per share, one-fourth vested once the stock price reached $8.00 per shares for 10 consecutive days at an exercise price of $4.00 per share. Warrants to purchase 500,000 shares of common stock were amended to reduce the exercise price to $2.00 in exchange for the investor agreeing to immediately exercise the warrants. As an additional incentive, an additional Warrant to purchase 500,000 shares at $2.00. Additionally, in consideration of further financial services, Warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.50 were issued and Warrant to purchase 350,000 shares of common stock at an exercise price of $1.625 was issued.

                   TITLE AND                                                                    CASH OR
                   DESCRIPTION OF           AMOUNT OF                                           CONSIDERATION
DATE               SECURITIES               SECURITIES             ISSUED TO                    RECEIVED
----------------------------------------------------------------------------------------------------------------------
11/24/99 (4)       Common Stock             900,000 shares         LegacyMaker, Inc.            In exchange for
                                                                                                cancellation of
                                                                                                Previously issued
                                                                                                Warrant
======================================================================================================================
11/24/99           Private Placement of     $2,000,000 4%          Certain accredited           $1,393,000
                   Convertible Debentures   Convertible            investors
                                            Denbentures and
                                            Warrants to purchase
                                            150,000 shares of
                                            Common Stock at an
                                            exercise price of
                                            $1.625
                                            --------------------------------------------------------------------------
                                            Warrant to purchase    J.P. Carey Securities, Inc.  Commissions
                                            125,000 shares of
                                            Common  Stock at an
                                            exercise price of
                                            $1.625
======================================================================================================================
12/1/99            Private Placement of     2,450,000 shares       members of ROI, LLC          450,000
                   Common Stock in
                   Connection with ROI
                   Acquisition
----------------------------------------------------------------------------------------------------------------------
12/1/99            Private Placement of     Warrant to purchase    The Hillstreet Fund, L.P.    In consideration
                   Warrants                 200,000 shares of                                   for a loan
                                            common stock at an
                                            exercise price of
                                            $1.34
----------------------------------------------------------------------------------------------------------------------
12/6/99            Private Placement of     Warrant to purchase    Hal Taylor                   In consideration
                   Warrants                 80,000 shares of                                    for a loan
                                            common stock at an
                                            exercise price of
                                            $1.25

(4) Agreement to exchange entered into as of this date. Acted issuance occured subsequent to January 2, 2000.

                   TITLE AND                                                                    CASH OR
                   DESCRIPTION OF           AMOUNT OF                                           CONSIDERATION
DATE               SECURITIES               SECURITIES             ISSUED TO                    RECEIVED
----------------------------------------------------------------------------------------------------------------------
12/10/99           Private Placement of     Warrant to purchase    eBankerUSA.com, Inc.         In consideration
                   Warrants                 89,375 shares of                                    for financing
                                            Common Stock at an                                  services
                                            exercise price of
                                            $2.00
----------------------------------------------------------------------------------------------------------------------
12/10/99           Private Placement of     Warrant to purchase    American Frontier            As finder's fee
                   Warrants                 19,500 shares of       Financial Corporation        for financing
                                            Common Stock at an                                  services (see
                                            exercise price of                                   eBanker)
                                            $1.25

======================================================================================================================
12/14/99           Private Placement        628,800 shares of      Certain accredited           Cash in the amount and
                                            Common Stock Warrant   investors                    of $500,000
                                            to purchase 100,000                                 Consulting Services
                                            shares common stock
                                            at an excercise price
                                            of $1.00
                                            --------------------------------------------------------------------------

                                            --------------------------------------------------------------------------

======================================================================================================================



All of the above-referenced warrants expire five years after the date of issuance. In all of the above cases, there was no underwriter involved. The Company relied upon Rule 506 of Regulation D and or Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in connection with the Company's consolidated financial statements and related notes included elsewhere in this report.

Overview

         PopMail.com, inc. ("the Company" or "PopMail") consists of two divisions, the Internet email services division and the restaurant division. Management's primary focus is to develop the Internet email division by exploring additional revenue sources and complementary services through mergers, acquisitions and joint ventures. The Company is exploring other business acquisitions for the Internet Division. However, no assurance can be given that other mergers or acquisitions will be completed or desired results achieved.

         Future revenue and profits, if any, will depend upon various factors, including the rapidly changing e-commerce community of the Internet, the market acceptance of the Company's current restaurant concept, the quality of restaurant operations, and general economic conditions. The Company's present source of revenue is limited to its existing restaurants and minor fee income from its Internet e-mail services division. There can be no assurances the Company will successfully implement its expansion plans, of the Internet email services or restaurant division, in which case it will continue to be dependent on the revenues from the existing restaurants. The Company also faces all of the risks, expenses and difficulties frequently encountered in connection with the expansion and development of a new and expanding business. With the addition of the Internet email services division, the Company will be hiring senior management to operate that division. As noted in the Risk Factors section of this Form 10-KSB, the Company has incurred substantial operating losses to date and, as of January 2, 2000, has a deficiency in working capital of approximately $8.7 million. There can be no assurance of the Company's capacity to achieve and sustain profitable operations, and without additional financing (of which there can be no assurance), the Company may not have sufficient funds to support its operations, retire its indebtedness in the ordinary course of business and pursue its business plan.

         The Company has adopted a 52-53-week year ending on the Sunday nearest December 31 of each year. All references herein to "1999" represent a 52-week fiscal year ended January 2, 2000 and "1998" represents a 53-week fiscal year ended January 3, 1999.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JANUARY 2, 2000 AND JANUARY 3, 1999

                                    Net Sales

         Net sales for the restaurant division increased by $5,233,563 or 75.5% to $12,166,454 for 1999 from $6,932,891 for 1998. Sales at the Mall of America Restaurant increased by $1,705,481 or 39.8% to $5,988,165 for 1999 from $4,282,684 for 1998. The Mall of America Restaurant was open for the full fifty-two weeks in 1999 vs. 30 weeks in 1998. Sales at Denver Pavilions were $5,008,674 for the 42 weeks of operations in 1999. The Kenwood Restaurant had sales in 1999 of $1,169,615 before it closed on August 29, 1999. The Kenwood Restaurant had sales of $2,650,207 in 1998. The Company is currently finalizing the sale of this restaurant.

         Net sales for the email service division was $106,744 resulting from the ROI acquisition completed on December 3, 1999.

Costs and Expenses

         The restaurants food, beverage and retail costs were $3,144,513 (25.8% of net sales) for 1999 as compared to $1,897,492 (27.4% of net sales) for 1998, which remain within the normal operating percentage of net sales. This reduction in the percentage change from the prior year indicates stabilization in overall cost of goods sold.

         Restaurants operating expenses were $8,404,324 (69.1% of net sales) for 1999 as compared to $5,038,105 (72.7% of net sales) for 1998. The increase in restaurant operating expenses is due primarily to the opening of the Denver Pavilions Restaurant.

         The 74.4% increase in depreciation expense in 1999 is primarily attributable to the new Denver Pavilions Restaurant.

         Goodwill amortization expense for 1999 was $3,933,411. This represents the excess of the purchase price and related costs over the fair value of the net assets of business acquired. The Company amortizes goodwill on a straight-line basis over a three-year period. Remaining goodwill amortization at January 2, 2000 is as follows: $13,277,280 for 2000, $13,277,280 for 2001 and
$9,722,786 for 2002.

         The restaurant division had pre-opening expenses of $939,179 in 1999 as compared to $732,851 in 1998. Of these expenses, $871,220 were for the Denver Pavilions Restaurant and $67,959 related to the start-up site located in Irvine, California. The Company has decided not to open a restaurant at this site.

         The Company's executive and administrative office located in Bloomington, Minnesota, had general, administrative and development expenses of $5,002,557 for 1999 as compared to $3,081,213 for 1998. This increase reflects the results of the acquisitions of Old Popmail and ROI. The email service division's executive and administrative office located in Dallas, Texas, had general, administrative and development expenses of $1,536,589 for 1999. These expenses represent administrative and development expenses of Old Popmail and ROI since Acquisition. The Company has to address the numerous executive and administrative staffing requirements from its mergers and acquisitions, shareholder relationships, and development costs associated with Internet email software creation. The Company will be seeking additional senior management personnel as well as support staff, which will also have an associated impact on future earnings. The Company expects to continue to incur operating losses during 2000.

         The Company's other income and expense consist of interest income, interest expense, warrant repricing, debt guarantee cost and financial advisory services. Interest expense for 1999 was $2,357,245 as compared to $130,625 for 1998. This increase of $2,226,620 relates to the financing fees generated in raising debt throughout the year and additional borrowings during the year. Interest income for 1999 was $49,323 as compared to $180,999 for 1998 reflecting lower levels of cash of 1999. The Company recorded a warrant repricing expense of $4,539,311 relating to the Series B Preferred Stock issued in the Popmail Merger. The Company recorded costs associated with the guarantees provided for debt financing for 1999 of $1,607,833. The Company also recorded costs associated with services provided by third party financial advisors for 1999 of $1,489,040. These costs were paid with both the issuances of new common stock and warrants.

                         Liquidity and Capital Resources

         The Company had a working capital deficit of $8,696,477 at January 2, 2000, compared to a deficit of $3,870,058 on January 3, 1999. Cash and cash equivalents were $1,136,137 at January 2, 2000 representing an increase of $1,029,890 from the cash and cash equivalents of $106,247 at January 3, 1999.

         During 1999, the Company's principal capital requirements were the construction of the Denver Pavilions Restaurant and the acquisition of furniture, fixtures and equipment of approximately $4.2 million, net of landlord contributions, and the acquisition and merger with popmail.com, inc., of approximately $5.1 million. The Company used approximately $5,900,000 in cash for operations and $6,600,000 for investing activities during 1999. The Company generated approximately $13,500,000 in cash from financing activities in 1999.

         The Company's primary sources of working capital in 1999 were proceeds from the sale of common and preferred stock, and the issuances of warrants and debt. Financing activity in 1999 and early 2000 are described in the Consolidated Financial Statements and Related Notes.

         The Company has no current plans to expand the restaurant division directly. It may do so through licensing or other arrangements where the Company does not invest directly into the business.

         The Company intends to fund operations and the expansions of the Internet email services division through additional equity and debt transactions. Management believes it has resources sufficient to meet the Company's working capital needs for the next twelve months from its cash on hand, proceeds available from the exercise of stock options and warrants, and additional equity and debt financing.

ITEM 7.  FINANCIAL STATEMENTS

                                POPMAIL.COM, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                          Page

Report of Independent Certified Public Accountants  -
   Grant Thornton LLP.................................................... F-1

Report of Independent Public Accountants  -
   Arthur Andersen LLP................................................... F-2

Financial Statements

   Consolidated Balance Sheets........................................... F-3

   Consolidated Statements of Operations................................. F-5

   Consolidated Statements Shareholders' Equity.......................... F-6

   Consolidated Statements of Cash Flows................................. F-8

   Notes to Consolidated Financial Statements... ........................ F-11

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
PopMail.com, inc.

                We have audited the accompanying consolidated balance sheet of PopMail.com, inc. and subsidiaries (the Company, formerly Cafe Odyssey, Inc.) as of January 2, 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

                We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

                In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PopMail.com, inc. and subsidiaries as of January 2, 2000 and the results of their consolidated operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


                                                          /s/ GRANT THORNTON LLP


Minneapolis, Minnesota
March 24, 2000

To PopMail.com, inc. (formerly Cafe Odyssey, Inc.):


         We have audited the accompanying balance sheet of PopMail.com, inc. (formerly Cafe Odyssey, Inc.) as of January 3, 1999 and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts an disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PopMail.com, inc. (formerly Cafe Odyssey, Inc.) as of January 3, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

                                      /s/ ARTHUR ANDERSEN LLP





Minneapolis, Minnesota
February 19, 1999

                                POPMAIL.COM, INC.
                          (FORMERLY CAFE ODYSSEY, INC.)

                           CONSOLIDATED BALANCE SHEETS



                                                                               January 2,             January 3,
                ASSETS                                                            2000                   1999
                                                                              -----------           ------------
Current assets
   Cash and cash equivalents                                                  $  1,136,137          $    106,247
   Accounts receivable                                                             275,655                     -
   Inventories                                                                     111,807               161,463
   Other current assets                                                            483,496               452,243
                                                                              ------------          ------------

                Total current assets                                             2,007,095               719,953

Property and equipment, at cost
   Leasehold improvements                                                       12,711,082             6,435,925
   Equipment and fixtures                                                        5,526,412             4,014,095
   Construction in progress                                                              -             2,823,920
                                                                              ------------          ------------
                                                                                18,237,494            13,273,940
   Less accumulated depreciation and amortization                                3,370,692             1,574,392
                                                                              ------------          ------------
                                                                                14,866,802            11,699,548

Goodwill, net of accumulated amortization
   of $3,933,411                                                                36,277,346                     -

Other assets, net                                                                  344,121               520,487
                                                                              ------------          ------------

                                                                              $ 53,495,364          $ 12,939,988
                                                                              ============          ============

The accompanying notes are an integral part of these financial statements.

                                POPMAIL.COM, INC.
                          (FORMERLY CAFE ODYSSEY, INC.)

                           CONSOLIDATED BALANCE SHEETS



                LIABILITIES AND
                SHAREHOLDERS' EQUITY                                           January 2,            January 3,
                                                                                  2000                  1999
                                                                              ------------          ------------
Current liabilities
   Notes payable                                                              $  6,037,518          $  2,000,000
   Convertible promissory notes payable                                          1,460,417               150,000
   Current maturities of long-term obligations                                     193,833               199,007
   Accounts payable                                                              1,604,952             1,452,648
   Due to affiliates                                                               120,000               100,000
   Accrued compensation                                                            529,336               539,027
   Other accrued expenses                                                          757,516               149,329
                                                                              ------------          ------------

                Total current liabilities                                       10,703,572             4,590,011

Deferred rent credits                                                            3,650,512             1,755,852
Long-term obligations, less current maturities                                   1,883,688               755,878
                                                                              ------------          ------------

                Total liabilities                                               16,237,772             7,101,741

Commitments and contingencies                                                            -                     -

Shareholders' equity
   Common stock, $.01 par value, 100,000,000 shares
      authorized; 24,695,872 and 8,000,089 shares
      issued and outstanding                                                       246,958                80,001
   Series C 8% convertible preferred stock, par value $.01;
       $1,000 stated value; authorized 2,000 shares; 605 shares
      issued and outstanding at January 2, 2000                                    693,000                     -
   Series D 8% convertible preferred stock, par value $.01;
      $1,000 stated value; authorized 2,200 shares; 2,200 shares
      issued and outstanding at January 2, 2000                                  2,288,000                     -
   Series E convertible preferred stock, par value $.01; $2.00 stated value; authorized 750,000 shares; 175,000 shares
      issued and outstanding at January 2, 2000                                    350,000                     -
   Additional paid-in capital                                                   74,901,160            20,281,140
   Less common stock subscribed and note receivable
      from affiliate                                                            (2,850,000)             (400,000)
   Accumulated deficit                                                         (38,371,526)          (14,122,894)
                                                                              ------------          ------------
                                                                                37,257,592             5,838,247
                                                                              ------------          ------------

                                                                              $ 53,495,364          $ 12,939,988
                                                                              ============          ============


The accompanying notes are an integral part of these financial statements.

                                POPMAIL.COM, INC.
                          (FORMERLY CAFE ODYSSEY, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         Years ended
                                                                              ----------------------------------
                                                                               January 2,            January 3,
                                                                                 2000                  1999
                                                                              ------------          ------------
Revenues
   Restaurant sales, net                                                      $ 12,166,454          $  6,932,891
   E-mail services                                                                 106,744                     -
                                                                              ------------          ------------
                                                                                12,273,198             6,932,891

Costs and expenses
   Restaurant food, beverage and retail costs                                    3,144,513             1,897,492
   Restaurant operating expenses                                                 8,404,324             5,038,105
   Restaurant depreciation                                                       1,639,279               940,186
   Amortization of goodwill                                                      3,933,411                    -
   Pre-opening expenses                                                            939,179               732,851
   Loss on impairment of restaurant related assets                                      -              2,000,000
   General, administrative and development expenses                              5,002,557             3,081,213
                                                                              ------------          ------------
                                                                                23,063,263            13,689,847
                                                                              ------------          ------------

                Loss from operations                                           (10,790,065)           (6,756,956)

Other income (expense)
   Interest expense                                                             (2,357,245)             (130,625)
   Interest income                                                                  49,323               180,999
   Warrant repricing                                                            (4,539,311)                    -
   Debt guarantee costs                                                         (1,607,833)                    -
   Financial advisory services                                                  (1,489,040)                    -
                                                                              ------------          ------------
                                                                                (9,944,106)               50,374
                                                                              ------------          ------------
Net loss                                                                       (20,734,171)           (6,706,582)

Preferred stock dividends and accretion                                         (3,514,461)                    -
                                                                              ------------          ------------
Loss attributable to common shareholders                                      $(24,248,632)         $ (6,706,582)
                                                                              ============          ============

Basic and diluted net loss per share:

   Net loss                                                                   $      (2.05)         $      (0.84)
                                                                              ============          ============
   Loss attributable to common shareholders                                   $      (2.40)         $      (0.84)
                                                                              ============          ============


Basic and diluted weighted average outstanding shares                           10,108,451             8,000,131
                                                                              ============          ============




The accompanying notes are an integral part of these financial statements.

                                POPMAIL.COM, INC.
                          (FORMERLY CAFE ODYSSEY, INC.)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                            Common
                                                                                            stock
                                                                             Additional   subscribed
                                   Common stock        Preferred stock        paid-in      and note       Accumulated
                              ---------------------  ---------------------
                                Shares      Amount    Shares      Amount      capital     receivable       deficit        Total
                              ---------    --------  -------    ----------  ------------  -----------    ------------  ------------
Balance at December 28, 1997  8,000,189    $ 80,002     --      $     --    $ 20,152,949  $  (400,000)   $ (7,416,312) $ 12,416,639
   Issuance of warrants to
     guarantors                    --          --       --            --         128,490         --              --         128,490
   Cancellation of share
     grant                         (100)         (1)    --            --            (299)        --              --            (300)
   Net loss                        --          --       --            --              --         --        (6,706,582)   (6,706,582)
                              ---------    --------  -------    ----------  ------------  -----------    ------------  ------------
Balance at January 3, 1999    8,000,089      80,001     --            --      20,281,140     (400,000)    (14,122,894)    5,838,247
   Issuance of common stock
     in lieu of compensation    280,013       2,800     --            --         194,908         --              --         197,708
   Issuance of common stock
     for services               351,942       3,519     --            --         626,339         --              --         629,858
   Warrants issued for
     services                      --          --       --            --       1,301,500         --              --       1,301,500
   Issuance of common stock     180,000       1,800     --            --         198,200         --              --         200,000
   Common stock issued for
     conversion of
     promissory notes
     payable and payment of
     interest                   197,147       1,971     --            --         402,787         --              --         404,758
   Stock option conversions     118,999       1,190     --            --          88,059         --              --          89,249
   Exercise of warrants       2,250,000      22,500     --            --       2,915,000         --              --       2,937,500
   Sale of Class A
     convertible preferred
     stock                         --          --      2,000     2,000,000          --           --              --       2,000,000
   Issuance of Class B
     convertible preferred
     stock in PopMail
     acquisition                   --          --      2,024    21,589,755          --           --              --      21,589,755
   Warrants issued in
     PopMail acquisition           --          --       --            --       4,318,956         --              --       4,318,956
   Warrants issued to
     PopMail guarantor in
     PopMail acquisition           --          --       --            --       2,700,000         --              --       2,700,000
   Sale of Class C
     convertible preferred
     stock                         --          --      2,000     2,000,000          --           --              --       2,000,000
   Sale of Class D
     convertible preferred
     stock                         --          --      2,200     2,200,000          --           --              --       2,200,000
   Sale of Class E
     convertible preferred
     stock                         --          --    175,000       350,000          --           --              --         350,000
   Note receivable issued
     to affiliate for
     purchase of common
     stock                         --          --       --            --            --     (2,450,000)           --      (2,450,000)


The accompanying notes are an integral part of these financial statements.

                                POPMAIL.COM, INC.
                          (FORMERLY CAFE ODYSSEY, INC.)

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - CONTINUED




                                                                                             Common
                                                                                              stock
                                  Common stock        Preferred stock        Additional     subscribed
                              --------------------  ---------------------      paid-in       and note    Accumulated
                                Shares     Amount    Shares     Amount         capital      receivable    deficit         Total
                              ---------   --------  -------   ----------    ------------    ----------- ------------   ------------
   Series A, C and D
     private placement costs       --     $   --       --     $       --    $   (722,323)  $       --   $        --    $   (722,323)
   Issuance of common stock
     in the ROI acquisition   2,750,000     27,500     --             --       6,254,961           --            --       6,282,461
   Old PopMail stock
     subscribed                    --         --       --             --            --           (2,000)         --          (2,000)
   Cash received on common
     stock subscribed              --         --       --             --            --            2,000          --           2,000
   Conversion of Class A
     preferred                1,015,999     10,160   (2,000)    (2,000,000)    1,989,840           --            --            --
   Conversion of Class B
     preferred                8,633,900     86,339   (2,024)   (21,589,755)   21,503,416           --            --            --
   Conversion of Class C
     preferred                  917,783      9,178   (1,395)    (1,395,000)    1,385,822           --            --            --
   Record non-cash
     preferred stock deemed        --         --       --       (3,338,461)    3,338,461           --            --            --
     dividend
   Record preferred stock
     deemed dividend               --         --       --        3,338,461          --             --      (3,338,461)         --
   Dividends paid or
     accrued on preferred          --         --       --          176,000          --             --        (176,000)         --
     stock
   Warrants issued to
     guarantors of notes
     payable                       --         --       --             --       1,232,833           --            --       1,232,833
   Repricing of warrants
     related to the PopMail        --         --       --             --       4,539,311           --            --       4,539,311
     acquisition
   Warrants issued for
     private placement
     costs in connection
     with Series A, C and D        --         --       --             --         469,500           --            --         469,500
     issuances
   Warrants issued in
      connection with notes
      payable                      --         --       --             --       1,882,450           --            --       1,882,450
   Net loss                        --         --       --             --            --             --     (20,734,171)  (20,734,171)
                             ----------   --------  -------   ------------  ------------   ------------  ------------  ------------
Balance at January 2, 2000   24,695,872   $246,958  177,805   $  3,331,000  $ 74,901,160   $ (2,850,000) $(38,371,526) $ 37,257,592
                             ==========   ========  ========  ============  ============   ============  ============  ============


The accompanying notes are an integral part of these financial statements.

                                POPMAIL.COM, INC.
                          (FORMERLY CAFE ODYSSEY, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                        Years ended
                                                                              ----------------------------------
                                                                               January 2,            January 3,
                                                                                  2000                  1999
                                                                              ------------           -----------
Operating activities:
   Net loss                                                                   $(20,734,171)          $(6,706,582)
   Adjustments to reconcile net loss to cash
     flows from operating activities:
       Restaurant depreciation and amortization                                  1,796,304               940,186
       Loss on disposal of property and equipment                                   57,030                     -
       Loss on impairment of restaurant related assets                                   -             2,000,000
       Amortization of goodwill                                                  3,933,411                     -
       Amortization of deferred rent                                               (67,840)              134,352
       Amortization of warrant discount                                            972,333                59,302
       Common stock issued in lieu of compensation                                 197,708                     -
       Common stock issued for services and interest                               684,616                     -
       Warrants issued for services                                              1,301,500                     -
       Warrants issued to guarantors                                             1,232,833                     -
       Repricing of warrants issued in the PopMail acquisition                   4,539,311                     -
       Other                                                                       567,177                     -
       Changes in operating assets and liabilities, net of effect of business acquisitions:
           Accounts receivable                                                     335,982                     -
           Inventories                                                              49,656              (119,697)
           Other current assets                                                     (6,810)             (202,200)
           Other assets                                                            220,278              (336,087)
           Accounts payable                                                       (375,149)              783,268
           Accrued expenses                                                       (619,327)              205,909
                                                                              ------------           -----------

                Net cash used in operating activities                           (5,915,158)           (3,241,549)

Investing activities:
   Purchases of property and equipment, net                                     (4,125,807)           (9,369,574)
   Issuance of note receivable to affiliate                                     (2,450,000)                    -
                                                                              ------------           -----------

                Net cash used in investing activities                           (6,575,807)           (9,369,574)



The accompanying notes are an integral part of these financial statements.

                                POPMAIL.COM, INC.
                          (FORMERLY CAFE ODYSSEY, INC.)

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                           Years ended
                                                                               ----------------------------------
                                                                                January 2,            January 3,
                                                                                   2000                  1999
                                                                               -----------           ------------
Financing activities:
   Proceeds from issuance of stock                                             $   200,000           $         -
   Proceeds from issuance of preferred stock                                     5,730,000                     -
   Proceeds from short term notes payable                                        5,020,884                     -
   Payments on short-term notes payable                                         (5,940,271)             (200,000)
   Proceeds from convertible notes payable                                       2,300,000                     -
   Payments on convertible notes payable                                          (100,000)                    -
   Proceeds from long-term debt                                                  1,500,000             3,002,976
   Payments on long-term debt                                                     (199,007)           (1,028,980)
   Tenant allowance collected                                                    1,962,500             1,621,500
   Advances from shareholder/officers                                              240,000               100,000
   Repayment of advances from shareholders/officers                               (220,000)                    -
   Proceeds from exercise of options and warrants                                3,026,749                     -
   Payments on cancellation of stock                                                     -                  (300)
                                                                               -----------           ------------

                Net cash provided by financing activities                       13,520,855             3,495,196
                                                                               -----------           ------------

                INCREASE (DECREASE) IN
                   CASH AND CASH EQUIVALENTS                                     1,029,890            (9,115,927)

Cash and cash equivalents, beginning of year                                       106,247             9,222,174
                                                                               -----------           ------------

Cash and cash equivalents, end of year                                         $ 1,136,137           $   106,247
                                                                               ===========           ===========

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                      $   703,491           $   130,625
                                                                               ===========           ===========


The accompanying notes are an integral part of these financial statements.

                                POPMAIL.COM, INC.
                          (FORMERLY CAFE ODYSSEY, INC.)

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                          Years ended
                                                                              ----------------------------------
                                                                               January 2,             January 3,
                                                                                  2000                   1999
                                                                              ------------            ----------
Non-cash financing and investing activities:
   Conversion of preferred stock into common stock                            $  3,395,000               $ -
   Conversion of debt and interest into common stock                               404,758                 -
   Preferred stock issued for placement costs                                      820,000                 -
   Common stock issued for compensation                                            197,708                 -
   Common stock issued for services                                                629,858                 -
   Warrants issued for services                                                  1,301,500                 -
   Warrants issued to guarantors of notes payable                                1,232,833                 -
   Warrants issued for private placement costs in
      connection with Series A, C and D issuances                                  469,500                 -
   Warrants issued in connection with notes payable                              1,882,450                 -
   Repricing warrants related to the PopMail acquisition                         4,539,311                 -
   Acquisitions:
     Common stock issued                                                        27,872,216                 -
     Warrants issued                                                             7,018,956                 -
     Fair value of assets acquired                                              (1,583,952)                -
     Liabilities assumed                                                         6,903,537                 -
                                                                              ------------            ----------

         Purchase price in excess of fair value of
            assets acquired                                                   $ 40,210,757               $ -
                                                                              ============            ==========


The accompanying notes are an integral part of these financial statements.

                                POPMAIL.COM, INC.
                          (FORMERLY CAFE ODYSSEY, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A  -  NATURE OF THE BUSINESS

   PopMail.com, inc. ("the Company" or "PopMail"), formerly Cafe Odyssey, Inc., consists of two divisions, the restaurant division and the e-mail services division. During 1999, in conjunction with the acquisition of Popmail.com, Inc. the Company changed its name from Cafe Odyssey, Inc. to PopMail.com, inc.

   The restaurant division develops, owns and operates upscale casual restaurants with multiple themed dining rooms. The Company has "Cafe Odyssey" restaurants at the Mall of America in Bloomington, Minnesota, which opened in June 1998 and at the Denver Pavilions, in Denver, Colorado, which opened in March 1999. The Company closed its Cincinnati, Ohio location in September 1999 and is currently finalizing the sale of this restaurant.

   The e-mail services division provides permission marketing and affinity-based e-mail communications concentrating primarily on the needs of businesses in the broadcast, media, sports and entertainment industries located throughout the United States.

NOTE B  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

   Fiscal Year

   The Company has adopted a 52-53 week year ending on the Sunday nearest December 31 of each year. All references herein to "1999" represents a 52-week fiscal year ended January 2, 2000 and "1998" represents a 53-week fiscal year ended January 3, 1999.

   Cash and Cash Equivalents

   The Company includes as cash and cash equivalents, cash on hand, bank deposits and all liquid money market investments with original maturities of three months or less when purchased, which are recorded at the lower of cost or market.

   Inventories

   Inventories consist primarily of restaurant food and beverages and retail supplies and are stated at the lower of cost or market as determined by the first-in first-out method.

   Pre-Opening Costs

   The direct and incremental costs associated with opening a new restaurant, which consist of hiring and training the initial workforce, mock service and other direct costs, are charged to operations when incurred.

   Property and Equipment

   Property and equipment acquired are recorded at cost. Leasehold improvements are capitalized, while repair and maintenance expenses are charged to operations as incurred. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life or the lease term for financial reporting purposes and accelerated methods for tax purposes. Furniture and equipment are depreciated on a straight-line method over their estimated useful lives of 3 to 15 years.

   Goodwill

   Goodwill represents the excess of the purchase price and related costs over the fair value of the net assets of businesses acquired and is amortized on a straight-line basis over three years.

   Fair Values of Financial Instruments

   Due to their short-term nature, the carrying value of the Company's current financial assets and liabilities approximates their fair values. The fair value of the Company's borrowings, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

   Deferred Rent Credits

   The restaurant operating leases provide for certain tenant inducements, including up-front cash payments to help cover the costs of construction, and scheduled increases in base rentals over their terms. Rent expense is recognized on a straight-line basis, and deferred rent credits have been established for the differences between the amounts recognized and rent paid.

   Income Taxes

   The Company accounts for income taxes using the liability method to recognize deferred income tax assets and liabilities. Deferred income taxes are provided for differences between the financial reporting and tax bases of the Company's assets and liabilities at currently enacted tax rates.

   Advertising

   The Company expenses advertising costs as incurred. Advertising expense was approximately $977,000 and $761,000 during 1999 and 1998.

   Stock-Based Compensation

   The Company utilizes the intrinsic value method for stock-based compensation. Under this method, compensation expense is recognized for the amount, if any, by which the market price of the common stock on the date of grant exceeds the exercise price of an option. Pro-forma information related to the fair value method of accounting is contained in note H.

   Net Loss Per Common Share

   Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. The impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding, as the net effect would be antidilutive.

   Use of Estimates

   Preparing financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Reclassifications

   Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation. These reclassifications had no effect on net loss or shareholders' equity as previously reported.

   NOTE C  -  BUSINESS COMBINATIONS

   On August 29, 1999, the Company completed its merger with Popmail.com, Inc., which was accounted for as a purchase. The results of PopMail's operations have been included with the Company's operations from the date of the merger. Consideration for the merger included the issuance of 2,024 shares of Series B Convertible preferred stock, convertible into 8,633,900 shares of the Company's common shares valued at $21,589,755; the issuance of 4,407,098 five-year warrants to purchase common at an exercise price of $3.00 per share valued at $4,318,956; the assumption of approximately $5,019,000 of notes payable, which required the issuance of 900,000 five-year warrants to the holder of those notes valued at $2,700,000; and $890,000 in closing costs. The total consideration exceeded the fair value of the net liabilities acquired by approximately $33,800,000, which has been recorded as goodwill and is being amortized on a straight-line basis over three years.

   On December 3, 1999, the Company completed the acquisition of ROI Interactive LLC (ROI). This acquisition was accounted for as a purchase with the results of operations included with the Company's operations from the date of acquisition. Total consideration included the issuance of 2,750,000 shares of the Company's common shares valued at $6,282,461 and $150,000 in closing costs. The total consideration exceeded the fair value of the net liabilities acquired by approximately $6,400,000, which has been recorded as goodwill and is being amortized on a straight-line basis over three years.

   The following unaudited consolidated pro forma information assumes the above business combinations occurred at the beginning of the respective periods presented. However, the 1998 pro forma information does not include ROI, as it did not begin operations until 1999.

                                                                                      Years ended December 31,
                                                                                     --------------------------
                                                                                         1999           1998
                                                                                     ------------   -----------
     Net revenues                                                                    $13,303,000   $ 6,982,126
     Net loss attributable to common shareholders                                    (35,539,000)  (20,413,468)

     Net loss per share attributable to common shareholders                               $(1.73)       $(1.23)
     Weighted average shares outstanding                                              20,540,500    16,634,031

   The unaudited pro forma information is not necessarily indicative of the combined results that would have occurred had the merger and acquisition occurred on those dates, nor is it indicative of the results that may occur in the future.

   NOTE D  -  IMPAIRMENT OF RESTAURANT RELATED ASSETS

   In 1998, the Company recorded a non-cash write-down of its Cincinnati, Ohio restaurant assets of $2,000,000. This impairment was determined by Company's management based on the operating performance of the restaurant combined with the difference between the carrying amount of the assets and the undiscounted cash flows estimated to be generated. The write-down was calculated in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", based primarily on operating projections, future discounted cash flows and other relevant market factors.

 NOTE E  -  NOTES PAYABLE

   Notes payable consists of the following:
                                                                                     January 2,           January 3,
                                                                                       2000                 1999
                                                                                     ----------           ---------
     Short-term revolving line of credit (a)                                          $3,000,000          $2,000,000

     Short-term revolving loan (b)                                                       825,000                 -

     Short-term promissory notes, net of discounts of
       $192,177 (c)                                                                    2,082,823                 -

     Other                                                                               129,695                 -
                                                                                      ----------         -----------

                                                                                      $6,037,518         $ 2,000,000
                                                                                       =========          ==========

(a) In September 1998, the Company entered into a $3,000,000 revolving line of credit with a financial institution collateralized by a leasehold mortgage, security agreement and assignment of rents and income of the Cincinnati restaurant. In addition, two directors and an ex-director of the Company entered into a joint and several limited guaranty of the first $1,000,000 of the Company's borrowings under this credit facility. In consideration of these guarantees, the Company issued 40,000 five-year warrants to each of these individuals at an exercise price of $0.75 per share in November 1998. Guarantees for the other $2,000,000 were obtained later in November 1998 from two of the aforementioned directors and an additional third party whereby two of the directors each severally guaranteed $500,000 and the other third party guaranteed $1,000,000, of such borrowings. All three guarantors pledged certain collateral to the financial institution in connection with the later guarantees. In exchange for such guarantees and pledges of collateral, the Company issued 200,000 five-year warrants each to two of the directors in November 1998, and 400,000 five-year warrants to the other third party in January 1999, all at an exercise price of $0.75 per share. This revolving line of credit facility is due on demand, or, if no demand is made, in July 2000. This credit facility provides for monthly payments of interest accrued on the outstanding unpaid principal balance at a rate equal to the prime rate, or 8.5% as of January 2, 2000 and 7.75% as of January 3, 1999. Each of the guarantee agreements contain provisions which require the issuance of additional warrants and payment of cash penalties if the borrowings were not paid in full by September 30, 1999. As of January 2, 2000, the Company accrued $375,000 for the cash penalties and is obligated for and has recorded 600,000 five-year warrants at an exercise price of $0.75 per share.

(b) In March 1999, the Company entered into a $825,000 revolving loan facility with a financial institution collateralized by substantially all of the Company's assets. In addition, the loan is guaranteed by five individuals. In consideration of these guarantees, the Company issued 500,000 five-year warrants in March 1999 (ranging from 25,000 to 250,000 warrants) to these individuals at an exercise price of $0.75 per share. All guarantors pledged certain collateral to the financial institution in connection with these guarantees. This revolving line of credit facility is due on demand, or, if no demand is made, in March 2000. This credit facility provides for monthly payments of interest accrued on the outstanding unpaid principal balance at a rate equal to the prime rate, or 8.5% as of January 2, 2000.

(c) In connection with the PopMail merger, the company assumed a note payable for $5,019,387, of which $4,469,387 was repaid shortly after the merger. The remaining $550,000 is payable in monthly payments with interest at the prime rate (8.5% at January 2, 2000). The principal is due on demand, or, if no demand is made, in full amount in January 2000. The loan is uncollateralized.

        In December 1999, the Company entered into a note payable for $200,000. The note is payable in monthly payments for interest at 15%. The principal is due on demand, or, if no demand is made, in full amount in March 2000. In connection with the loan the Company issued 80,000 five-year warrants with an exercise price of $1.25 to the lender. The fair value of these warrants has been recorded as a discount and is being amortized over the life of the note.

        In December 1999, the Company entered into a note payable for $325,000. The note is payable in monthly payments for interest at 15%. The principal is due on demand, or, if no demand is made, in full amount in March 2000. In connection with the loan the Company issued 89,375 five-year warrants with an exercise price of $2.00 to the lender. The fair value of these warrants has been recorded as a discount and is being amortized over the life of the note. In addition, the Company issued 19,500 five-year warrants at an exercise price of $2.00 per share to a third party as a finders fee on this note.

        Also in December 1999, the Company entered into a note payable for $1,200,000. At the inception of the loan, the Company prepaid the interest of 13% ($91,000) for the life of the note until the loan matures in July, 2000. In connection with the loan the Company issued 200,000 five-year warrants with an exercise price of $1.34 to the lender. The fair value of these warrants has been recorded as a discount and is being amortized over the life of the note.

NOTE F  -  LONG-TERM OBLIGATIONS

   Long-term obligations consists of the following:

                                                                                    January 2,           January 3,
                                                                                       2000                1999
                                                                                    ----------           ----------
     Senior promissory notes, bearing interest at 15.94%, due in monthly           $  755,878            $  954,885
       installments of principal and interest, through July 2002,
       collaterized by equipment                                                    1,321,643                 -
     4% senior convertible note payable, net of discount of                         ---------            ----------
       $678,357 (a)                                                                 2,077,521               954,885
       Less current maturities                                                        193,833               199,007
                                                                                    ---------            ----------
                                                                                   $1,883,688            $  755,878
                                                                                    =========            ==========


   Aggregate future maturities of long-term obligations are as follows:

                2000                                                                  $  193,833
                2001                                                                   1,548,722
                2002                                                                     334,966
                                                                                        --------
                                                                                      $2,077,521
                                                                                      ==========


(a) In November 1999, the Company executed a senior convertible note for $2,000,000 which matures in November 2001 and bears interest at 4%. The note and any unpaid interest is convertible into the Company's common stock at the trading price at the day of the conversion. In connection with this note, the Company issued 275,000 five-year warrants with an exercise price of $1.625 to the lenders and a placement agent. The fair value of these warrants has been recorded as a discount and is being amortized over the life of the note.

NOTE G  -  CONVERTIBLE PROMISSORY NOTES PAYABLE

   Convertible promissory notes payable consists of the following:

                                                                                    January 2,           January 3,
                                                                                      2000                 1999
                                                                                   -----------           ----------
       Senior convertible note payable, net of discount of $539,583 (a)             $1,460,417           $        -
       Other (b)                                                                              -              150,000
                                                                                    -----------          -----------

                                                                                    $ 1,460,417          $   150,000
                                                                                    ===========          ===========

(a) In August 1999, the Company executed a senior convertible note for $2,000,000 which matures in August 2000, and bears interest at prime plus 2% (effective interest rate of 10.5% as of January 2, 2000). The note and any unpaid interest is convertible into the Company's common stock at a conversion price of $2.50. In connection with this note, the Company issued 500,000 five-year warrants with an exercise price of $2.50 to the lender. The fair value of these warrants has been recorded as a discount and is being amortized over the life of the note.

(b) Consisted of three 8.01% convertible promissory notes which matured in July 1999. The notes were converted into 89,147 shares of the Company's common stock.

        In May 1999, the Company executed one other convertible promissory note of $300,000 which matured in 1999; $100,000 was repaid and the additional $200,000 was converted into 108,000 shares of the Company's common stock.

NOTE H  -  SHAREHOLDERS' EQUITY

   Convertible Preferred Stock

   Series A - In May 1999, the Company issued 2,000 shares of Series A 8% convertible preferred stock with a stated value of $1,000 per share in a private placement transaction. In addition, the Company issued warrants for the purchase of 300,000 shares of the Company's common stock at $3.00 per share to the investor. The preferred stock was convertible into the Company's common stock at a price equal to 65% of the market value at the time of conversion. During 1999, all Series A shares were converted into 1,015,999 shares of common stock. In November 1999, the warrants issued with the Series A shares were re-priced to $1.00 per warrant.

   In connection with the issuance of the Series A shares, the Company recognized a non-cash deemed dividend of approximately $1,077,000 which was recorded as a discount to preferred stock with a corresponding credit to additional paid-in capital. The discount was recognized at the date of issue of the Series A shares, the same date at which the shares were eligible for conversion. The accretion of the discount is reflected in the statement of operations as an adjustment to net loss, but has no effect on total shareholders' equity. The Company also accrued approximately $21,000 in preferred stock dividends in 1999 related to the Series A shares.

   Series B - In June 1999, the Company issued 2,024 shares of Series B convertible preferred stock in connection with the PopMail merger (see note
   C). The Series B shares were convertible into 8,633,900 shares of common stock and warrants to purchase 4,407,098 shares of common stock at $3.00 per share. All Series B shares issued in this transaction were converted in 1999. In November 1999, the warrants issued in connection with the Series B conversion were re-priced from $3.00 to $0.75 per share. In connection with this re-pricing, the Company recognized an expense of approximately $4,500,000.

   Series C - In July 1999, the Company issued 2,000 shares of Series C 8% convertible preferred stock with a stated value of $1,000 per share in a private placement. In addition, the Company issued warrants for the purchase of 300,000 shares of common stock at $3.00 per share to the investor. The Series C shares are convertible into the Company's common stock at a price equal to 65% of the market value at the time of conversion. During 1999, 1,395 shares of Series C were converted into 917,783 shares of common stock. In November 1999, warrants for 200,000 shares issued with the Series C shares were re-priced to $1.00 per warrant.

   In connection with the issuance of the Series C shares, the Company recognized a non-cash deemed dividend and discount accretion of approximately $1,077,000 similar to that of the Series A shares. The Company also accrued approximately $67,000 in preferred stock dividends in 1999 related to the Series C shares.

   Series D - In August 1999, the Company issued 2,200 shares of Series D 8% convertible preferred stock with a stated value of $1,000 per share in a private placement. In addition, the Company issued warrants for the purchase of 300,000 shares of common stock at $3.00 per share to the investor. The Series D shares are convertible into the Company's common stock at a price equal to 65% of conversion. No Series D shares were converted during 1999.

   In connection with the issuance of the Series D shares, the Company recognized a non-cash deemed dividend and discount accretion of approximately $1,185,000 similar to that of the Series A and Series C shares. The Company also accrued approximately $88,000 in preferred stock dividends in 1999 related to the Series D shares.

   Series E - Beginning in October 1999, the Company issued 175,000 shares of Series E convertible preferred stock with a stated value of $2.00 per share in a private placement. For each Series E share issued, a warrant was also issued for the purchase of a share of common stock at $3.00 per share. Each Series E share is convertible into one share of common stock. Series E shares are not entitled to dividends.

   All of the convertible preferred stock series contain certain liquidation preference provisions including accrued and unpaid dividends and defined payment amounts per share. In connection with the Series A, C, and D shares, warrants for 450,000 shares of common stock at $3.00 per share were issued to a financial advisor.

   Warrants

   A summary of the Company's warrant activity is as follows:

                                                                                          Weighted average
                                                                         Shares            exercise price
                                                                       ---------          ----------------
     Outstanding at December 28, 1997                                  2,964,955               $5.22
        Granted                                                          520,000                0.75
        Canceled                                                        (199,205)               6.50
                                                                       ---------               -----

     Outstanding at January 3, 1999                                    3,285,750                5.58

        Granted                                                       15,120,973                1.38
        Exercised                                                     (2,250,000)               1.31
                                                                     -----------               -----

     Outstanding at January 2, 2000                                   16,156,723               $2.24
                                                                      ==========               =====

   Outstanding warrants at January 2, 2000 are as follows:

                                        Exercise price
                            -----------------------------------------
                                                           Weighted                Number
                                Range                      average               of shares
                            -------------                 -----------            ----------
                            $0.00 - $1.00                   $0.69                 8,407,098
                             1.25 -   2.50                   1.78                 3,388,875
                             3.00 -   6.50                   5.58                 4,360,750
                                                                                 ----------

                                                            $2.24                16,156,723
                                                             ====                ==========

   Stock Options

   The Company maintains two stock option plans (the "Plans"), the 1997 Stock Option and Compensation Plan, which has 1,250,000 common shares reserved for issuance and the 1998 Director Option Plan, which has 250,000 common shares reserved for issuance. At January 2, 2000, the Plans have issued 429,333 options subject to approval of additional authorized shares by the shareholders. The Plans are administered by a stock option committee of the Board of Directors, which has the discretion to determine the number of shares granted, the price of the option, the term of the option and the time period over which the option may be exercised. Stock options granted under these plans generally have an exercise price equal to the fair value of the stock on the date of grant, have a ten year term and vest ratably over three years.

   A summary of the Company's option activity is as follows:

                                                                          Weighted average
                                                         Shares            exercise price
                                                       ---------          ----------------
     Outstanding at December 28, 1997                    707,666               $3.11
        Granted/repriced                                 846,166                1.16
        Forfeited/repriced                              (734,666)               3.10
                                                       ---------                ----

     Outstanding at January 3, 1999                      819,166                1.11
        Granted                                        1,482,500                1.56
        Exercised                                       (118,999)               0.75
        Forfeited/canceled                              (253,334)               0.75
                                                       ---------                ----
     Outstanding at January 2, 2000                    1,929,333               $1.37
                                                       =========                ====


   Outstanding and exercisable options at January 2, 2000 are as follows:

                                       OPTIONS                                               OPTIONS EXERCISABLE
OUTSTANDING
                     Exercise price
                -------------------------                         Weighted average
                                 Weighted          Number            remaining                    Weighted            Number
               Range              average         of shares        contractual life                average          of shares
           -------------         --------         ---------        ----------------               --------          ---------
           $0.75 - $1.00          $0.85             914,333          8.32 years                    $0.87             774,330
            1.78 -  3.00           1.84           1,015,000          9.76 years                     2.06             130,000
                                                  ---------                                                          -------

                                  $1.37           1,929,333                                        $1.04             904,330
                                   ====           =========                                         ====             =======

   On December 10, 1998, the board of directors approved a repricing of all outstanding stock options held by the Company's employees and directors. The new exercise price of $0.75 was greater than the fair market value of the Company's stock on that date. A total of 660,666 options priced at $3.00 to $4.50 were exchanged for options priced at $0.75. The new options vest in three equal installments on the first, second and third anniversaries of the new date of grant. In September, in connection with the PopMail merger, 874,333 outstanding options became fully vested in accordance with the change in control provisions of the Plans.

   Pro forma information regarding the fair value of stock options is as follows:

                                               1999                  1998
                                              ------                ------
     Net loss
        As reported                     $(20,734,121)          $(6,706,582)
        Pro forma                        (21,173,798)           (6,891,308)
     Basic and diluted EPS
        As reported                           (2.05)                 (0.84)
        Pro forma                             (1.97)                 (0.86)

   The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999 and 1998: risk-free interest rates of 6.41% and 6.01%; no expected dividend yield, expected lives of 3 and 7 years; and expected volatility of 150% and 80%.

   Warrants and options granted for services were valued at the fair value of the warrant or option granted or the value of the services provided, whichever is more easily determinable.

NOTE I  -  INCOME TAXES

   As of January 2, 2000 and January 3, 1999, the Company's deferred taxes consisted primarily of net operating loss carryforwards, pre-opening costs not currently deductible and accelerated methods of depreciation. The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits.

   As of January 2, 2000, the Company had net operating loss carryforwards of approximately $40 million, which, if not used, will expire through 2019.

NOTE J  -  COMMITMENTS AND CONTINGENCIES

   Operating Leases

      The Company has entered into operating leases for its existing restaurants which have an initial lease term of ten to fifteen years with an option for renewal. These leases contain provisions for contingent rentals based on a percentage of gross revenues, as defined, and provisions for payments of real estate taxes, insurance and common area costs. In addition, certain of these leases provide for tenant inducements and rent abatement. Total rent expense, including common area costs, real estate taxes and percentage rent, was $1,385,139 and $604,146 for 1999 and 1998, respectively.

   The Company also leases office space at the Corporate headquarters in Minneapolis and in Dallas. The total expense for these facilities in was $151,801 and $104,035 for 1999 and 1998, respectively.

   Future minimum rental payments are as follows as of January 2, 2000:

                2000                               $ 1,339,809
                2001                                 1,258,904
                2002                                 1,066,795
                2003                                 1,038,347
                2004                                 1,084,432
                Thereafter                           8,471,589
                                                    ----------

                                                   $14,259,876
                                                    ==========

   Litigation

   The Company is involved in various legal actions rising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or the results of its operations.

NOTE K  -  RELATED PARTY TRANSACTIONS

   During 1998, the Company entered into a revolving note payable with significant shareholder, director and executive officer to the Company to fund its working capital as necessary. The maximum amount of this note was $100,000, which was outstanding at January 3, 1999. This note was paid in full in 1999.

   During 1999, the Company entered into four $60,000, 18% notes payable with two shareholders and officers of the Company with principal plus interest payable at maturity. In addition to the stated interest, an amount of 3% of the principal is due at maturity. Two of the notes matured in 1999 and were paid in full. The two remaining notes are due in January 2000.

   In December 1999, the Company entered into a promissory note receivable of $2,450,000 with a partnership controlled by a significant shareholder, director and executive officer of the Company. The principal plus interest of 5.74% is due to the Company in December 2002. The Partnership has pledged 1,225,000 shares of the Company's common stock as security for the note. Proceeds of this note were used to purchase shares of the Company's stock issued in connection with the ROI acquisition (see note C). Accordingly, this note has been classified as a reduction of shareholders' equity in the accompanying financial statements.

   Krienik Advertising, Inc., an Ohio corporation whose President, Chief Executive Officer and 100% shareholder is a director of the Company, provided marketing and advertising services to the Company. Fees paid for these services, including payments for subcontracted media, printing, production and research services, were approximately $677,000 and $741,000 during 1999 and 1998, respectively.

NOTE L  -  BUSINESS SEGMENTS

   The Company operates in two reportable segments, restaurant operations and e-mail marketing services. The e-mail marketing services segment began in 1999 with the PopMail merger. The Company's general, administrative and development expenses are included in the restaurant operations segment with the exception of those expenses directly attributable to the e-mail division. Information relating to these segments for 1999 are as follows:

                                                          Restaurant      e-mail
                                                          operations      marketing          Total
                                                          ----------      ---------          -----
     Net revenues                                         $12,166,454    $   106,744     $ 12,273,198
     Operating loss                                        (5,426,808)    (5,363,257)     (10,790,065)
     Total assets                                          14,531,247     41,414,117       55,945,364
     Equipment depreciation and amortization                1,639,279        157,025        1,796,304

     Capital expenditures, net of acquisition               4,027,388         98,419        4,125,807


NOTE M  -  FOURTH QUARTER ADJUSTMENTS

   During the fourth quarter of 1999, the Company recorded several adjustments and transactions that affect, in part, previous quarters including the following approximate amounts:

     Expenses related to stock warrants and stock options for
        services, re-pricings, and financial guarantees                                 $ 8,000,000

     Adjustments to equipment and depreciation                                              950,000

     Accruals for financing fees, preferred stock dividends,
        and financial advisory services                                                   1,200,000
                                                                                         ----------
     Increase to net loss attributable to common shareholders                           $10,150,000
                                                                                         ==========

   Had the above adjustments been recorded in the appropriate periods, net loss attributable to common shareholders would have increased by approximately $970,000 in each of the first two quarters and approximately $550,000 in the third quarter of the year ended January 2, 2000.

NOTE N  -  SUBSEQUENT EVENTS (UNAUDITED)

   PRIVATE PLACEMENTS

   In January 2000, the Company executed a private placement memorandum authorizing the issuance of 2,350,000 units valued at $1.00 per unit. Each unit consists of one share of the Company's common stock and one five-year warrant to purchase one share of the Company's common stock with an exercise price of $2.00. As of March 24, 2000, the Company has issued all 2,350,000 units related to this placement.

   Also in January 2000, the Company executed a private placement memorandum authorizing the issuance of 2,666,667 units valued at $2.25 per unit. Each unit consists of one share of the Company's common stock and one five-year warrant to purchase one share of the Company's common stock with an exercise price of $3.00. As of March 24, 2000, the Company has issued all 2,666,667 units related to this placement.

   The proceeds of these private placements were used to repay the due to affiliates and all but $1,000,000 of the Company's $6,037,518 notes payable that were outstanding at January 2, 2000, as well as to fund the continuing operating needs of the Company.

   MERGER WITH IZ.COM INCORPORATED

   On February 9, 2000, the Company completed a merger with IZ.com Incorporated ("IZ.com"), a development stage online convergent media company. The merger will be accounted for under the purchase method of accounting. The former shareholders of IZ.com were issued 287,408 shares of newly created Series F Convertible preferred stock, with an additional 130,508 shares issuable upon the exercise of IZ.com options assumed by PopMail. Both the Series F and option shares are convertible into common at a rate of 12.977 shares. This conversion ratio will increase to a rate of 25.66 shares, upon approval of the merger by the shareholders of PopMail. Assuming conversion of all potentially issuable shares at the higher conversion rate, they would convert into approximately 10,725,000 shares of the Company's common stock valued at approximately $47,825,000, using a share price based upon the average closing price of the five business days prior to the closing of the transaction. With estimated closing costs of $250,000, the total consideration plus the fair value of the net liabilities assumed will result in approximately $49,000,000 of goodwill, which will be amortized on a straight-line basis over three years.

   During the period from February 9, 1999 (inception) through December 31, 1999, IZ.com incurred net losses of approximately $5,000,000, representing start-up expenses.

   WARRANTS

   In March 2000, the Company took several actions to induce warrant holders to exercise warrants previously issued. Holders of 750,000 warrants at $2.00 per share were issued 250,000 additional 5-year warrants with an exercise price of $5.00 per share. Additionally, the Company re-priced 850,000 previously issued $3.00 per share warrants to $2.00 per share.

   Computer Hardware Addition

   In February 2000, the Company purchased computer hardware and the related infrastructure for its e-mail services division for approximately $1,800,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On September 30, 1999, Arthur Andersen LLP and the Company agreed to the resignation of Arthur Andersen LLP as independent public accountants of Registrant.

         The reports of Arthur Andersen LLP on the financial statements of the Company for the past two years, the most recent of which is the fiscal year ended January 3, 1999, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. However, reference is made to said reports which includes an explanatory paragraph that describes the uncertainty over the Company's ability to continue as a going concern described in Note 1 of the financial statements.

         The Registrant's Board of Directors participated in and approve the decision to change independent accountants.

         In connection with its audits for the two most recent periods and through September 30, 1999, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen LLP would have cause them to make reference thereto in their report on the financial statements for such years.

         During the two most recent fiscal years and through September 30, 1999, there were no reportable events (as defined in Regulation S-B Item 304(a)(1)(iv)).

         Arthur Andersen LLP has furnished the Company with a letter addressed to the SEC stating that it agrees with the above statements. A copy of the letter is included in an exhibit to the Company's Current Report on Form 8-K filed with the SEC on October 1, 1999.

         The Company engaged Grant Thornton LLP as its new independent accountants as of September 30, 1999. During the two most recent periods and through September 30, 1999, the Company has not consulted with Grant Thronton LLP on items which (1) were or should have been subject to SAS 50 or (2) concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-B Item 304(a)(2)).

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

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

2.1 Agreement and Plan of Merger dated as of June 1, 1999 among Cafe Odyssey, Inc, Stephen D. King, PopMail.com, inc., all of the Holders of Common Stock of Popmail.com, inc. and Cafe Odyssey Acquisition Subsidiary, Inc. (incorporated herein by reference to Exhibit 2.0 of the Registrant's Current Report on Form 8-K dated June 22, 1999 and filed on June 25, 1999).

2.2 Agreement and Plan of Reorganization among ROI InterActive, LLC, Cafe Odyssey, Inc. and ROI Acquisition Corporation (incorporated herein by reference to Exhibit 2.0 to the Company's Current Report on Form 8-K dated December 17, 1999.)

2.3 First Amendment to Agreement and Plan of Reorganization, dated November 12, 1999 by and among Parent, Sub, the Company, and the Members. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 17, 1999.)

2.4 Agreement and Plan of Reorganization dated as of January 21, 2000 among PopMail.com, inc., IZ.com Incorporated, IZ Acquisition Corporation, and Virtual Group LLC.

         (incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated February 9, 2000 and filed on February 24, 2000)

3.1(A) Articles of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended April 4, 1999).

3.1(B) Certificate of Designation of Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1(b) to the Registrant's report on Form 8-K dated June 22, 1999 and filed on June 25, 1999).

3.1(C) Certificate of Designation of Series C 8% Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1(c) to the Registrant's report on Form 8-K dated July 13, 1999 and filed on July 23, 1999)

3.1(D) Certificate of Designation of Series D 8% Convertible Preferred Stock (incorporated hereby by reference to Exhibit 3.1(d) to the Registrant's Form 8-K dated September 1, 1999 and filed on September 16, 1999)

3.1(E) Articles of Amendment of Articles of Incorporation filed on September 3, 1999 (incorporated hereby by reference to Exhibit 3.1(d) to the Registrant's Form 8-K dated September 1, 1999 and filed on September 16, 1999)

3.1(F) Certificate of Designation of Series F Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated February 9, 2000 filed on February 24,
         2000)

3.1(G)   Certificate of Designation of Series E Convertible Preferred Stock

3.2      By-laws (incorporated herein by reference to Exhibit 3.2 to the 1997 SB
         -2).

4.1 Form of Warrant Agreement (incorporated herein by reference to Exhibit 4 to the 1997 SB-2)

4.2 Form of Warrant (the series of Warrants initially covers 4,407,098 shares of common stock; subject to adjustment) (incorporated herein by reference to Exhibit 4.0 to the Registrant's Current Report on Form 8-K dated June 22, 1999)

4.3 Schedule identifying material details of warrants issued by the Company substantially identical to the warrant filed as Exhibit 4.2.

4.4      Common Stock Purchase Warrant issued to J. Jeffrey Brausch & Company

4.5 Warrant to Purchase Shares of Common Stock issued to J. Jeffrey Brausch & Company

4.6 Schedule identifying material details of warrants issued by the Company substantially identical to the warrant filed as Exhibit 4.5.

4.7      Form of Common Stock Purchase Warrant (IPO Series)

4.8 Schedule identifying material details of warrants issued by the Company substantially identical to the warrant filed as Exhibit 4.7.

4.9      Warrant to Purchase Shares of Common Stock of the Company

4.10 Schedule identifying material details of warrants issued by the Company substantially identical to the warrant filed as Exhibit 4.9.

4.11     Form of Warrant to Purchase Shares of Common Stock of the Company (GW-
         1)

4.12     Form of Warrant to Purchase Shares of Common Stock of the Company (GW-
         2)

4.13     Form of Warrant to Purchase Shares of Common Stock of the Company (MB-
         1)

4.14 Form of Warrant to Purchase Shares of Common Stock of the Company (GFP Series)

4.15 Schedule identifying material details of warrants issued by the Company substantially identical to the warrant filed as Exhibit 4.14.

4.16     Warrant to Purchase Shares of Common Stock issued to Hillstreet Fund,
         L.P.

4.17     Warrant to Purchase Shares of Common Stock issued to Andrew Baum

4.18 Schedule identifying material details of warrants issued by the Company substantially identical to the warrant filed as Exhibit 4.17.

4.19 Warrant to Purchase Shares of Common Stock Issued to Metropolitan Capital Partners, Inc. (MCP-1)

4.20 Warrant to Purchase Shares of Common Stock Issued to Metropolitan Capital Partners, Inc. (MCP-2)

4.21     Warrant to Purchase Shares of Common Stock Issued to Wayne L. Teidge
         (WT-1)

4.22 Warrant to Purchase Shares of Common Stock Issued to Metropolitan Capital Partners, Inc. (HT-1)

4.23 Warrant to Purchase Shares of Common Stock Issued to eBanker USA.com, Inc. (EB-1)

4.24 Warrant to Purchase Shares of Common Stock Issued to eBanker USA.com, Inc. (EB-2)

10.1 Indenture of Lease dated November 9, 1994 between Phillip E. Stephens, Trustee and Kenwood Restaurant, Inc; First Amendment to Lease dated May 3, 1995 by and between Phillip E. Stephens, Trustee and Kenwood
         Restaurant, Zinc.; by Second Amendment to Lease dated          , 1996
         between Phillip E. Stephens, Trustee and Kenwood Restaurant Limited Partnership; Second Amendment to Agreement dated October 18, 1996 between Phillip E. Stephens, Trustee and Kenwood Restaurant Limited Partnership; and Addendum to Second Amendment to Lease dated October 18, 1996 between Phillip E.

         Stephen, Trustee and Kenwood Restaurant Limited Partnership (Kenwood Restaurant) (incorporated herein by reference to Exhibit 10.1 to the 1997 SB-2).

10.2 Lease dated August 4, 1997 between Mall of America Company and Hotel Mexico, Inc. (Mall of America Restaurant) (incorporated herein by reference to Exhibit 10.2 to the 1997 SB-2).

10.3 1997 Stock Option and Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the 1997 SB-2).

10.4 Employment Agreement between the Company and Ronald K. Fuller dated March 17, 1997 (incorporated herein by reference to Exhibit 10.5 to the 1997 SB-2).

10.5 Amendment to 1997 Stock Option and Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the 1997 SB-2).

10.6 Second Amendment to 1997 Stock Option and Compensation Plan (incorporated herein by reference to Exhibit 10.7 to the 1997 SB-2).

10.7 Third Amendment dated February 25, 1998 to the Company's 1997 Stock Option and Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report in Form 10-QSB for the quarter ended June 28, 1998 (the "2-Q98 10-QSB").

10.8     1998 Director Stock Option Plan (incorporated herein by reference to
         Exhibit 10.2 to the 2Q98 10-QSB).

10.9 Shopping Center Lease dated May 12, 1998 between Denver Pavilions, L.P. and the Company (incorporated herein by reference to Exhibit 10 to the Company's current Report on Form 8-K filed on May 27, 1998).

10.10 Open-End Leasehold Mortgage, Security Agreement and Assignment of Rents, Income and Proceeds made as of September 23, 1998 by the Company to The Provident Bank ("Provident")(incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 27, 1998 (the "3Q98 10-QSB")).

10.11 Revolving Promissory Note Mortgage Loan dated September 23, 1998 between the Company and Provident (incorporated herein by reference to Exhibit 10.2 to the 3Q98 10-QSB).

10.12 Security Agreement dated as of September 23, 1998 between the Company and Provident (incorporated herein by reference to Exhibit 10.3 to the 3Q98 10-QSB).

10.13 Agreement Among Guarantors dated November 16, 1998 among Stephen D. King, Jerry L. Ruyan, Greg C. Mosher and the Company (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-KSB for the fiscal year needed 1/4/99 (the "1998 10-KSB)).

10.14 Agreement Among Guarantors dated January 22, 1999 among Stephen D. King, Jerry L. Ruyan, Greg C. Mosher and the Company (incorporated hereby reference to Exhibit 10.19 to the 1998 10-KSB.)

10.15 Warrant No. PL-1 dated November 16, 1998 to purchase 40,000 shares of common stock of the Company issued to Stephen D. King (incorporated hereby reference to Exhibit 10.19 to the 1998 10-KSB.)

10.16 Schedule identifying material details of other warrants issued by the Company substantially identical to the warrant filed as Exhibit 10.15.

10.17 Indemnification and Contribution Agreement dated March 3, 1999 among Michael A. Bird, John E. Feltl, Stephen D. King, Timothy I. Maudlin, Wayne W. Mills and the Company (incorporated hereby reference to Exhibit 10.19 to the 1998 10-KSB.)

10.18 Promissory Note dated March 10, 1999 of the Company to BankWindsor (incorporated hereby reference to Exhibit 10.19 to the 1998 10-KSB.)

10.19 Warrant No. BWL-1 dated March 3, 1999 to purchase 25,000 shares of common stock of the Company issued to Michael A. Bird (incorporated hereby reference to Exhibit 10.19 to the 1998 10-KSB.)

10.20 Schedule identifying material details of other warrants issued by the Company substantially identical to the warrant filed as Exhibit 10.24 (incorporated hereby reference to Exhibit 10.19 to the 1998 10-KSB.)

10.21 Warrant No. PL2-1 dated March 18, 1999 to purchase 150,000 shares of common stock of the Company issued to Stephen D. King (incorporated herein by reference to Exhibit 10.26 to the Amendment to the 1998 10-KSB).

10.22 Common Stock Purchase Warrant to purchase 300,000 shares of Cafe Odyssey, Inc. dated as of May 14, 1999, issued to The Shaar Fund Ltd. (Incorporated hereby by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended April 4, 1999)

10.23 Schedule identifying material details of additional warrants issued by the Company substantially identical to the warrant filed as Exhibit 10.22.

10.24 Securities Purchase Agreement, dated as of May 14, 1999, between Cafe Odyssey, Inc., and The Shaar Fund Ltd. (Incorporated hereby by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended April 4, 1999)

10.25 Registration Rights Agreement, dated May 14, 1999, between Cafe Odyssey, Inc., and The Shaar Fund Ltd. (Incorporated hereby by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended April 4, 1999)

10.26 Indemnification Agreement between Cafe Odyssey, Inc. LegacyMaker, Inc. (Incorporated hereby by reference to Exhibit 10.1 to the Registrant's Form 8-K dated June 22, 1999 and filed on June 25, 1999)

10.27 Escrow Agreement by and among popmail.com, inc., James L. Anderson, as Attorney-in-Fact for certain Shareholders, Cafe Odyssey, Inc., Cafe Odyssey Acquisition Subsidiary, Inc. and Thompson & Knight, a professional corporation. (Incorporated hereby by reference to Exhibit
         10.2 to the Registrant's Form 8-K dated June 22, 1999 and filed on June 25, 1999)

10.28 Agreement by and between Cafe Odyssey, Inc. and James L. Anderson (Incorporated hereby by reference to Exhibit 10.3 to the Registrant's Form 8-K dated June 22, 1999 and filed on June 25, 1999)

10.29 Indemnification Agreement between popmail.com, Inc. and Stephen D. King (Incorporated hereby by reference to Exhibit 10.4 to the Registrant's Form 8-K dated June 22, 1999 and filed on June 25, 1999)

10.30 Employment Agreement by and between Cafe Odyssey, Inc. and Stephen D. King (Incorporated hereby by reference to Exhibit 10.5 to the Registrant's Form 8-K dated June 22, 1999 and filed on June 25, 1999)

10.31 Form of Warrant issued in connection with the Series C 8% Convertible Preferred Stock (Incorporated hereby by reference to Exhibit 10.1 to the Registrant's Form 8-K dated July 13, 1999 and filed on July 23,
         1999)

10.32 Schedule identifying material details of additional warrants issued by the Company substantially identical to the warrant filed as Exhibit 10.31.

10.33 Securities Purchase Agreement, dated July 13, 1999 between the Company and The Shaar Fund Ltd. (Incorporated hereby by reference to Exhibit
         10.2 to the Registrant's Form 8-K dated July 13, 1999 and filed on July 23, 1999)

10.34 Registration Rights Agreement, dated July 13, 1999 between the Company and The Shaar Fund Ltd. (Incorporated hereby by reference to Exhibit
         10.3 to the Registrant's Form 8-K dated July 13, 1999 and filed on July 23, 1999)

10.35 Amended and Restated Employment Agreement dated October 5, 1999 by and between Cafe Odyssey, Inc., a Minnesota corporation (the "Company"), and Thomas W. Orr (the "Executive"). (Incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-QSB for Quarter ended October 4, 1999.)

10.36 Securities Purchase Agreement, dated July 13, 1999 between the Registrant and The Shaar Fund Ltd. (Incorporated herein by reference to
         Exhibit 10.1 to the Registrant's Form 8-K dated September 1, 1999 and filed on September 16, 1999)

10.37 Form of Warrant issued in connection with the Series D 8% Convertible Preferred Stock (Incorporated hereby by reference to Exhibit 10.2 to the Registrant's Form 8-K dated September 1, 1999 and filed on September 16, 1999)

10.38 Schedule identifying material details of additional warrants issued by the Company substantially identical to the warrant filed as Exhibit 10.37.

10.39 Registration Rights Agreement, dated July 13, 1999 between the Registrant and The Shaar Fund Ltd. (Incorporated hereby by reference to
         Exhibit 10.3 to the Registrant's Form 8-K dated September 1, 1999 and filed on September 16, 1999)

10.40 Loan Agreement by and between the Registrant and Fairview Partners dated as of August 24, 1999. (Incorporated hereby by reference to Exhibit 10.4 to the Registrant's Form 8-K dated September 1, 1999 and filed on September 16, 1999)

10.41 Form of Senior Convertible Note dated August 24, 1999. (Incorporated hereby by reference to Exhibit 10.5 to the Registrant's Form 8-K dated September 1, 1999 and filed on September 16, 1999)

10.42 Form of Warrant to Purchase Common Stock of the Registrant issued to Fairview Partners. (Incorporated hereby by reference to Exhibit 10.6 to the Registrant's Form 8-K dated September 1, 1999 and filed on September 16, 1999)

10.43 Support Agreement dated as of August 24, 1999 among Stephen D. King, the Registrant and Fairview Partners. (Incorporated hereby by reference to Exhibit 10.7 to the Registrant's Form 8-K dated September 1, 1999 and filed on September 16, 1999)

10.44 First Deed of Trust, Security Agreement and Fixture Financing Statement dated as of August 24, 1999, between the Registrant and the Public Trustee of Denver County, Colorado. (Incorporated hereby by reference to Exhibit 10.8 to the Registrant's Form 8-K dated September 1, 1999 and filed on September 16, 1999)

10.45 Agreement Between Landlord and Lender dated as of August 24, 1999 by Denver Pavilions, L.P. and the Registrant. (Incorporated hereby by reference to Exhibit 10.9 to the Registrant's Form 8-K dated September 1, 1999 and filed on September 16, 1999)

10.46 Escrow Agreement dated August 25, 1999, by and between Fairview Partners, the Registrant and Johnson Trust Company. (Incorporated hereby by reference to Exhibit 10.10 to the Registrant's Form 8-K dated September 1, 1999 and filed on September 16, 1999)

10.47 Registration Rights Agreement, dated January 21, 2000 between the Registrant and the stockholders of IZ.com, Incorporated. (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated filed on February 24, 2000)

10.48 Pledge Agreement dated December 3, 1999 between King Family Partners and the Company.

10.49 First Amendment to Pledge Agreement dated December 3, 1999 dated March 28, 2000 between King Family Partners and the Company.

10.50 Amended and Restated Promissory Note in the amount of $2,450,000 dated December 3, 1999 of King Family Partners to the Company.

10.51 Promissory Note in the amount of the $245,000 dated March 30, 2000 of King Family Partners to the Company.

10.52 Employment Agreement entered into as of February 9, 2000, by and between Jesse Berst and the Company.

10.53 Amendment to Employment Agreement dated July 27, 1999 by and between the Company and Ronald K. Fuller.

21       Subsidiaries

23.1     Consent of Grant Thornton, LLP

23.2     Consent of Arthur Andersen LLP

27       Financial Data Schedule

(B)      REPORTS ON FORM 8-K

On November 15, 1999, the Company filed an amendment to a report on Form 8-K/A relating to its acquisition of Popmail.com, Inc.

On December 17, 1999, the Company filed a report on Form 8-K relating to its acquisition of ROI Interactive, LLC.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    POPMAIL.COM, INC.
                                    ("Registrant")


Dated:                  , 2000      By: /s/ Stephen D. King
        ----------------                ----------------------------------------
                                        Stephen D. King
                                        Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934,
this report has been signed on                , 2000 by the following persons on
behalf of the Registrant, in the capacities indicated.


SIGNATURE                                                    TITLE
---------                                                    -----


/s/ Stephen D. King                      Chief Executive Officer and Director
----------------------------------
Stephen D. King                          (Principal Executive Officer)



/s/ Thomas W. Orr                        Chief Financial Officer and Director
----------------------------------
Thomas W. Orr                            (Principal Financial and Accounting
                                         Officer)



/s/ Ronald K. Fuller                     President and Director
----------------------------------
Ronald K. Fuller



/s/ Michael L. Krienik                   Director
----------------------------------
Michael L. Krienik



/s/ Frank Wood                           Director
----------------------------------
Frank Wood

/s/ Gary Schneider                       President of Corporate Development and
----------------------------------       Director
Gary Schneider



/s/ Jesse Berst                          Chief Operating Officer and Director
----------------------------------
Jesse Berst