Form 10QSB
period 2000-04-02
POPMAIL COM INC
filed 2000-05-17
CIK 1044738

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2000

                                       OR

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
       ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______


                         COMMISSION FILE NUMBER 0-23243
--------------------------------------------------------------------------------



                                POPMAIL.COM, INC.
                 (Name of Small Business Issuer in Its Charter)

   MINNESOTA                                                       31-1487885
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


               1333 CORPORATE DRIVE, SUITE 350, IRVING, TX. 75038
                    (Address of Principal Executive Offices)

                                  972-550-5500
                (Issuer's Telephone Number, Including Area Code)


              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 12, 2000, there were 36,354,928 shares of common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check One): Yes [ ]  No [X]

                           FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in the following pages constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. Forward-looking statements involve a number of risks and uncertainties, and, in addition to the factors discussed in this Form 10-QSB, other factors that could cause actual results to differ materially are the following: the economic conditions in the new markets into which the Company expands and the possible uncertainties in the customer base in these areas; competitive pressures from other restaurant companies and providers of email-based services; ability to raise additional capital required to support the Company's operations and enable the Company to pursue its business plan; government regulation of the Internet; business conditions, such as inflation or a recession, and growth in the general economy; changes in monetary and fiscal policies, other risks identified from time to time in the Company's SEC reports, registration statements and public announcements.

--------------------------------------------------------------------------------

                                POPMAIL.COM, INC.
                                FORM 10-QSB INDEX
                                  APRIL 2, 2000

                                                                                                               Page



PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

              Balance Sheets -
                  As of April 2, 2000 and January 2, 2000                                                        4

              Statements of Operations -
                  For the thirteen weeks ended April 2, 2000 and April 4, 1999                                   5

              Statements of Cash Flows -
                  For the thirteen weeks ended April 2, 2000 and April 4, 1999                                   6

              Condensed Notes to the Financial Statements                                                        7


ITEM 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                                 12



PART II       OTHER INFORMATION


ITEM 1.       Legal Proceedings                                                                                 28

ITEM 2.       Changes in Securities and Use of Proceeds                                                         28

ITEM 6.       Exhibits and Reports on Form 8-K                                                                  28


              Signatures                                                                                        29


                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                POPMAIL.COM, INC.
                                 BALANCE SHEETS

                                                                              (Unaudited)
                                                                                April 2,               January 2,
                                                                                 2000                    2000
                                                                           ------------------      ------------------
                                     ASSETS
       CURRENT ASSETS
            Cash and equivalents                                           $        1,669,981      $        1,136,137
            Accounts receivable                                                       462,477                 275,655
            Inventories                                                               114,160                 111,807
            Other current assets                                                      378,951                 483,496
                                                                           ------------------      ------------------
                Total current assets                                                2,625,569               2,007,095


       PROPERTY AND EQUIPMENT, net                                                 16,779,233              14,866,802
       GOODWILL, net                                                               81,025,185              36,277,346
       OTHER ASSETS                                                                   707,829                 344,121
                                                                           ------------------      ------------------
                                                                           $      101,137,816      $       53,495,364
                                                                           ==================      ==================

            LIABILITIES AND SHAREHOLDERS' EQUITY
       CURRENT LIABILITIES
            Notes payable                                                  $        1,879,596      $        6,037,518
            Convertible promissory notes payable                                    1,691,665               1,460,417
            Current maturities of long-term debt                                      193,833                 193,833
            Accounts payable                                                          665,511               1,604,952
            Due to affiliates                                                              --                 120,000
            Accrued expenses                                                        1,297,260               1,286,852
                                                                           ------------------      ------------------
                Total current liabilities                                           5,727,865              10,703,572


       DEFERRED RENT CREDITS                                                        3,516,550               3,650,512
       LONG-TERM OBLIGATIONS, less current maturities                               1,856,634               1,883,688
                                                                           ------------------      ------------------
                Total liabilities                                                  11,101,049              16,237,772
                                                                           ------------------      ------------------

       COMMITMENTS AND CONTINGENCIES


       SHAREHOLDERS' EQUITY
            Common stock, $.01 par value, 100,000,000 shares
                 authorized; 36,352,928 and 24,695,872 shares
                 issued and outstanding                                               363,529                 246,958
             Series C 8% convertible preferred stock                                   30,000                 693,000
             Series D 8% convertible preferred stock                                       --               2,288,000
             Series E convertible preferred stock                                     450,000                 350,000
             Series F preferred stock                                              48,640,477                      --
            Additional paid-in capital                                             92,485,840              74,901,160
            Less common stock subscribed and notes receivable
                  from affiliate                                                   (2,948,430)             (2,850,000)
            Accumulated deficit                                                   (48,984,649)            (38,371,526)
                                                                           ------------------      ------------------
                Total shareholders' equity                                         90,036,767              37,257,592
                                                                           ------------------      ------------------
                                                                           $      101,137,816      $       53,495,364
                                                                           ==================      ==================



The accompanying condensed notes are an integral part of these financial statements.

                                POPMAIL.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                     Thirteen weeks ended
                                                                           ------------------------------------------
                                                                                    April 2,                April 4,
                                                                                     2000                     1999
                                                                           ------------------      ------------------
       REVENUES
       Restaurant sales, net                                               $        2,446,198      $        2,332,632
       E-mail services                                                                377,405                      --
                                                                           ------------------      ------------------
                                                                                    2,823,603               2,332,632



       COSTS AND EXPENSES:
            Restaurant food, beverage and retail costs                                623,661                 606,587
            Restaurant operating expenses                                           1,690,065               1,716,303
            Restaurant depreciation                                                   312,784                 258,168
            Amortization of goodwill                                                5,456,604                      --
            Pre-opening expenses                                                           --                 572,932
            General, administrative and development expenses                        3,443,306                 480,247
                                                                           ------------------      ------------------
                                                                                   11,526,420               3,634,237
                                                                           ------------------      ------------------


       LOSS FROM OPERATIONS                                                        (8,702,817)             (1,301,605)
                                                                           ------------------      ------------------

       OTHER INTEREST INCOME (EXPENSE)
             Interest expense                                                        (588,959)               (142,049)
             Interest income                                                           60,731                      38
             Debt guarantee costs                                                    (155,000)                     --
             Financial advisory services                                           (1,227,078)                     --
                                                                           ------------------      ------------------
                                                                                   (1,910,306)               (142,011)
                                                                           ------------------      ------------------

       NET LOSS                                                            $      (10,613,123)     $       (1,443,616)
                                                                           ==================      ==================

       BASIC AND DILUTED NET LOSS PER SHARE                                $            (0.34)     $            (0.18)
                                                                           ==================      ==================

       BASIC AND DILUTED WEIGHTED AVERAGE
         OUTSTANDING SHARES                                                        31,570,115               8,055,476
                                                                           ==================      ==================





The accompanying condensed notes are an integral part of these financial statements.

                                POPMAIL.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                    Thirteen weeks ended
                                                                           ------------------------------------------
                                                                              April 2,                 April 4,
                                                                                2000                     1999
                                                                           ------------------      ------------------

       OPERATING ACTIVITIES:
          Net loss                                                         $      (10,613,123)     $       (1,443,616)

          Adjustments to reconcile net loss
          to cash flows from operating activities:
             Restaurant depreciation                                                  312,784                 258,168
             Amortization of goodwill                                               5,456,604                      --
             Amortization of deferred rent                                           (133,962)                 67,966
             Amortization of warrant discount                                         536,522                      --
             Common stock issued in lieu of compensation                                   --                 197,708
             Common stock issued for services and interest                            455,498                      --
          Changes in operating assets and liabilities:
             Accounts receivable                                                     (186,822)                     --
             Inventories                                                               (2,353)                (41,518)
             Other current assets                                                     104,545                (378,658)
             Other assets                                                            (363,708)                 (3,563)
             Accounts payable                                                        (939,441)              2,463,622
             Accrued expenses                                                          10,408                  97,151
                                                                           ------------------      ------------------
               Net cash provided by (used in) operating activities                 (5,363,048)              1,217,260
                                                                           ------------------      ------------------

       INVESTING ACTIVITIES:
          Purchases of property and equipment                                      (2,225,215)             (3,913,467)
                                                                           ------------------      ------------------

       FINANCING ACTIVITIES:
          Proceeds from issuance of stock                                           7,894,502                      --
          Proceeds from issuance of preferred stock                                   100,000                      --
          Proceeds from exercise of options and warrants                            5,848,125                      --
          Proceeds from short-term notes payable                                           --               1,125,000
          Proceeds from long-term debt                                                     --               1,000,000
          Tenant allowance collected                                                       --               1,000,000
          Advances from shareholder                                                        --                  50,000
          Payments on advances from shareholders and officers                        (120,000)                 98,842
          Payments on short-term notes payable                                     (5,554,695)                     --
          Payments on long-term debt                                                  (45,825)                (26,132)
                                                                           ------------------      ------------------
             Net cash provided by financing activities                              8,122,107               3,247,710
                                                                           ------------------      ------------------

       INCREASE IN CASH AND EQUIVALENTS                                               533,844                 551,503


       CASH AND EQUIVALENTS, beginning of period                                    1,136,137                 106,247
                                                                           ------------------      ------------------

       CASH AND EQUIVALENTS, end of period                                 $        1,669,981      $          657,750
                                                                           ==================      ==================

       SUPPLEMENTAL DISCLOSURE OF CASH
              FLOW INFORMATION:
                Cash paid for interest                                     $          116,552      $           95,447
                Non-cash item - landlord allowance receivable                              --                 962,500





The accompanying condensed notes are an integral part of these financial statements.

                                POPMAIL.COM, INC.
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  APRIL 2, 2000
                                   (UNAUDITED)


NOTE A  -  NATURE OF THE BUSINESS

PopMail.com, inc. ("the Company" or "PopMail"), consists of two divisions, the restaurant division and the e-mail services division.

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


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 2, 2000 are not necessarily indicative of the results that may be expected for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended January 2, 2000.

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

                                POPMAIL.COM, INC.
               CONDENSED NOTES TO THE FINANCIAL STATEMENTS (CONT.)
                                  APRIL 2, 2000
                                   (UNAUDITED)


As of April 2, 2000 and January 2, 2000, the Company's deferred taxes consisted primarily of net operating loss carryforwards, pre-opening costs not currently deductible and accelerated methods of depreciation. The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits.


NOTE C - BUSINESS COMBINATION

On February 9, 2000, the Company completed its merger with IZ.com Incorporated ("IZ.com"), a development stage online convergent media company. The merger was accounted for under the purchase method of accounting with the operations of IZ.com included in the Company's consolidation as of that date. The former stockholders of IZ.com were issued 287,408 shares of Series F convertible preferred stock, with an additional 130,508 shares issuable upon the exercise of IZ.com options assumed by PopMail. Both the Series F and option shares are currently convertible into common at a rate of 12.977 shares for each share of Series F Preferred. This conversion ratio will increase to a rate of 25.66 shares upon approval of the merger by the shareholders of PopMail. Assuming conversion of all potentially issuable shares at the higher conversion rate, they will convert into approximately 10,725,000 shares of the Company's common stock valued at approximately $47,825,000, using a share price based upon the average closing price of the five business days prior to the closing of the transaction. These financial statements have been prepared assuming shareholder ratification of the merger. With closing costs, the total consideration plus the fair value of the net liabilities assumed resulted in approximately $50,205,000 of goodwill being created in the merger, which will be amortized on a straight-line basis over three years.

During the period from February 9, 1999 (inception) through December 31, 1999, IZ.com incurred a net loss of approximately $5,000,000, representing start-up expenses.

NOTE D  -  SHAREHOLDERS' EQUITY

Preferred Stock

Series C - In July 1999, the Company issued 2,000 shares of Series C 8% convertible preferred stock with a stated value of $1,000 per share in a private placement. In addition, the Company issued warrants for the purchase of 300,000 shares of common stock at $3.00 per share to the investor. The Series C shares are convertible into the Company's common stock at a price equal to 65% of the market value at the time of conversion. During the quarter ended April 2, 2000, 575 shares of Series C were converted into 374,570 shares of common stock leaving 30 shares outstanding at period end.

Series D - In August 1999, the Company issued 2,200 shares of Series D 8% convertible preferred stock with a stated value of $1,000 per share in a private placement. In addition, the Company issued warrants for the purchase of 300,000 shares of common stock at $3.00 per share to the investor. The Series D shares are convertible into the Company's common stock at a price equal to 65% of the market value at the time of conversion. During the quarter ended April 2, 2000, all 2200 shares of Series D were converted into 965,647 shares of common stock.

Series E - Beginning in October 1999, the Company began issuing shares of Series E convertible preferred stock with a stated value of $2.00 per share in a private placement. As of April 2, 2000, the Company has issued 225,000 shares. For each Series E share issued, a warrant was also issued for the purchase of a share of common stock at $3.00 per share. Each Series E share is convertible into one share of common stock. Series E shares are not entitled to dividends.

                                POPMAIL.COM, INC.
               CONDENSED NOTES TO THE FINANCIAL STATEMENTS (CONT.)
                                  APRIL 2, 2000
                                   (UNAUDITED)


Series F - In connection with the IZ.com merger, 287,408 shares of Series F convertible preferred stock were issued to the former stockholders of IZ.com, with an additional 130,508 shares issuable upon the exercise of IZ.com options assumed by PopMail. The Series F shares are currently convertible into shares of the Company's common stock at a rate of 12.977 shares for each share of Series F preferred stock. This conversion ratio will increase to a rate of 25.66 shares, upon approval of the merger by the shareholders of PopMail. Assuming conversion of all potentially issuable shares at the higher conversion rate. The Series F preferred stock (including shares issuable upon exercise of IZ.com options) will convert into approximately 10,725,000 shares of the Company's common stock.

Private Placements

During the quarter ended April 2, 2000, the Company completed a private placement offering of 2,350,000 units priced at $1.00 per unit. Each unit consisted of one share of the Company's common stock and one five-year warrant to purchase one share of the Company's common stock with an exercise price of $2.00.

Also during the quarter ended April 2, 2000, the Company completed a second private placement offering of 2,666,667 units priced at $2.25 per unit. Each unit consisted of one share of the Company's common stock and one five-year warrant to purchase one share of the Company's common stock with an exercise price of $3.00.

The proceeds from these private placements were used to repay the Company's obligations to affiliates and all but $1,000,000 of the Company's $6,037,518 notes payable outstanding at January 2, 2000. Such proceeds were also used to fund the continuing operating needs of the Company.


NOTE E  -  CONTINGENCIES

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or the results of its operations.


NOTE F  -  NOTES PAYABLE

Notes payable consists of the following:



                                                                                       April 2,          January 2,
                                                                                         2000               2000
                                                                                    -------------      ------------
     Short-term revolving line of credit                                            $   1,000,000      $  2,000,000
     Short-term revolving loan                                                                 --           825,000
     Short-term promissory notes, net of discounts                                             --         2,082,823
     Other (a)                                                                            879,596           129,695
                                                                                    -------------      ------------

                                                                                    $   1,879,596      $  6,037,518
                                                                                    =============      ============


(a) The April 2, 2000 balance represents short term notes assumed in the IZ.com merger.

                                POPMAIL.COM, INC.
               CONDENSED NOTES TO THE FINANCIAL STATEMENTS (CONT.)
                                  APRIL 2, 2000
                                   (UNAUDITED)

NOTE G  -  BUSINESS SEGMENTS

The Company operates in two reportable segments, restaurant operations and e-mail services. The e-mail marketing services segment began in the third quarter of 1999. Beginning in 2000, the Company's general, administrative and development expenses are included in the e-mail services segment, with the exception of those expenses directly attributable to the restaurant division. Information relating to these segments for the first quarter of 2000 are as follows:


                                                           Restaurant              e-mail
                                                           operations             services                Total
                                                          -------------         -------------          -------------
     Net revenues                                         $   2,446,198         $     377,405          $   2,823,603
     Loss from operations                                      (180,312)           (8,522,505)            (8,702,817)
     Total assets                                            14,218,461            86,919,355            101,137,816




NOTE H  -  SUBSEQUENT EVENTS

Related Party Transaction

In April 2000, the Company advanced the sum of $245,000 to a partnership controlled by an individual who is a significant shareholder, director and executive officer of the Company. Under the terms of the note receivable issued by the partnership to the Company, the entire principal plus interest accruing at the rate of 5.74% per annum is due to the Company in March 2002. The partnership has pledged 122,500 shares of the Company's common stock as security for the note. Proceeds of the advance were used to purchase additional shares of the Company's stock issued in connection with the ROI acquisition. Accordingly, this note will be classified as a reduction of shareholders' equity in the accompanying financial statements.

Warrants

In April 2000, the Company re-priced 250,000 previously issued $5.00 per share warrants to $2.00 per share, to induce a warrant holder to exercise warrants previously issued.

Private Placement

In April 2000, the Board authorized the private placement of up to 700,000 shares of Series G 10% convertible preferred stock. As of May 15, 2000, the Company has issued 600,000 shares at a price of $10 per share. The issuance included an original discount of $1,500,000 and investment banking fees and expenses of $500,000 relating to such share issues, resulting in net proceeds of approximately $4,000,000. In addition, the Company issued warrants for the purchase of 500,000 shares of common stock at $2.51 per share. The Series G shares are convertible into the Company's common stock at a variable price ranging from 97% to 91% of the market value at the time of conversion, subject to certain holding periods as defined in the agreement.

Investment Banker Agreement

In April 2000, the Company entered into a two-year investment banking agreement with Sands Brothers & Co., LTD. of New York. Sands Brothers will advise the Company on merger and acquisition strategies, capital raising activities and corporate development opportunities. In connection with this agreement, the Company issued Sands Brothers 1,000,000 warrants to purchase the Company's common stock, 500,000 warrants with an exercise price of $1.625 per share and 500,000 with an exercise price of $4.00 per share.

                                POPMAIL.COM, INC.
               CONDENSED NOTES TO THE FINANCIAL STATEMENTS (CONT.)
                                  APRIL 2, 2000
                                   (UNAUDITED)


Pending Business Acquisition

On May 15, 2000, the Company announced it had signed a letter of intent to acquire San Francisco based Fan Asylum, Inc. in an all stock transaction. Consummation of the transaction is subject to approval by the Boards of Directors of both of the companies, negotiation and execution of definitive agreements, and certain other closing conditions.

ITEM 2.
                                POPMAIL.COM, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following management's discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed financial statements and related notes thereto included elsewhere in this report, and the audited financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended January 2, 2000.


OVERVIEW

POPMAIL.COM, INC. ("the Company" or "PopMail") consists of two divisions, the Internet email services division and the restaurant division. Management's primary focus is to develop the Internet email division by exploring additional revenue sources and complementary services through mergers, acquisitions and joint ventures. The Company targets six main vertical markets: broadcast, media, sports, entertainment, technology and gaming industries. The Company is exploring other business acquisitions for the Internet division. However, no assurance can be given that other mergers or acquisitions will be completed and or desired results achieved.

Future revenue and profits, if any, will depend upon various factors, including the rapidly changing e-commerce community of the Internet, the market acceptance of the Company's current restaurant concept, the quality of restaurant operations, and general economic conditions. The Company's present source of revenue is limited to its existing restaurants and minor fee income from its Internet email services division. There can be no assurances the Company will successfully implement its expansion plans, of the Internet email services or restaurant division, in which case it will continue to be dependent on the revenues from the existing restaurants. The Company also faces all of the risks, expenses and difficulties frequently encountered in connection with the expansion and development of a new and expanding business. With the addition of the Internet email services division, the Company will be hiring senior management to operate that division. There can be no assurance of the Company's capacity to achieve and sustain profitable operations, and without additional financing (of which there can be no assurance), the Company may not have sufficient funds to support its operations, retire its indebtedness in the ordinary course of business and pursue its business plan.

The Company has adopted a 52-53-week year ending on the Sunday nearest December 31 of each year.



RESULTS OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED APRIL 2, 2000 AND
APRIL 4, 1999

NET SALES

Net sales for the restaurant division increased by $113,566 or 5.0% to $2,446,198 for the thirteen weeks ended April 2, 2000 from $2,332,632 for the thirteen weeks ended April 4, 1999. Sales at the Mall of America Restaurant decreased by $196,306 or 13.6% to $1,247,403 for the thirteen weeks ended April 2, 2000 from $1,443,709 for the thirteen weeks ended April 4, 1999. Sales at Denver Pavilions, which opened March 15, 1999, had net sales for the thirteen weeks ended April 2, 2000 of $1,198,795. The Kenwood Restaurant, which had sales of $501,132 for the thirteen weeks ended April 4, 1999, was closed on August 29, 1999 and the Company is currently finalizing the sale of this restaurant.

Net sales for the email services division were $377,405. This represents sales generated by set-up fees, hosting fees, license fees and advertising revenues.

                                POPMAIL.COM, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

COSTS AND EXPENSES

The restaurant food, beverage and retail costs for the thirteen weeks ended April 2, 2000, were $623,661 compared to $606,587 for the thirteen weeks ended April 4, 1999, an increase of $17,074 or 3.0%. The Mall of America Restaurant had food, beverage and retail costs for the thirteen weeks ended April 2, 2000 of $320,527 compared to the thirteen weeks ended April 4, 1999, of $368,057. The Denver Pavilions Restaurant, which opened March 15, 1999, had food, beverage and retail costs for the thirteen weeks ended April 2, 2000, of $303,134.

Restaurant operating expenses, which include labor, direct and indirect expenses, and occupancy expenses for the thirteen weeks ended April 2, 2000, were $1,690,065 compared to $1,716,303 for the thirteen weeks ended April 4, 1999, a decrease of $26,238 or 2.0%.

Restaurant depreciation expenses for the thirteen weeks ended April 2, 2000, were $312,784 compared to 258,168 for the thirteen weeks ended April 4, 1999, an increase of $54,616 or 21.2%. This increase is due primarily to the addition of the Denver Pavilions Restaurant, which is a larger, better equipped facility then the Kenwood Restaurant included in the prior year depreciation.

Goodwill expense for the thirteen weeks ended April 2, 2000 is $5,456,604.
This represents the excess of the purchase price and related costs over the fair value of the net assets that the Company acquired through its mergers and acquisitions. The Company amortizes acquired goodwill on a straight-line basis over a three-year period.

The Company's executive and administrative offices had general, administrative and development expenses for the thirteen weeks ended April 2, 2000, of $3,443,306 compared to $480,247 for the thirteen weeks ended April 4, 1999, an increase of $2,963,059. This increase reflects the results of the acquisitions of old popmail, ROI and IZ.com., and the additions of the expenses related to those operations. The Company has relocated all of the email division's executive and administrative functions to the corporate office located in Dallas, Texas. The Company has had to address numerous executive and administrative staffing requirements from its mergers and acquisitions, shareowner relationships, etc. and development costs associated with Internet email software creation. The Company will be seeking additional senior management personnel as well as support staff, which will also have an associated impact on future earnings. The Company expects to continue to incur operating losses throughout 2000.

The Company's other income and expense consists of interest income, interest expense, debt guarantee costs and financial advisory services. The interest expense for thirteen weeks ended April 2, 2000 were $588,959 as compared to $142,049 for thirteen weeks ended April 4, 1999. This increase of $446,910 relates to the increased levels of debt outstanding during the current period and the amortization of financing fees capitalized in raising debt. Of the $588,959 of interest expense, $116,552 was paid in cash. The interest income for thirteen weeks ended April 2, 2000 was $60,731 as compared to $38 for 1999. The Company recorded costs associated with the guarantees provided for debt financing for thirteen weeks ended April 2, 2000 of $155,000. The Company recorded costs associated with services provided by third party financial advisors for thirteen weeks ended April 2, 2000 of $1,227,078. These costs were paid with cash and through the issuance of new common stock and warrants.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $3,102,296 at April 2, 2000, compared to working capital deficit of $8,696,477 on January 2, 2000. Cash and cash equivalents were $1,669,981 at April 2, 2000, representing an increase of $533,844 from the cash and cash equivalents of $1,136,137 at January 2, 2000.

During the quarter, the Company completed a private placement of 2,350,000 units valued at $1.00 per unit. Each unit consisted of one share of the Company's common stock and one five-year warrant to purchase one share of the Company's common stock with an exercise price of $2.00.

Also during the quarter, the Company completed a second private placement of 2,666,667 units valued at $2.25 per unit. Each unit consisted of one share of the Company's common stock and one five-year warrant to purchase one share of the Company's common stock with an exercise price of $3.00.

The proceeds from these private placements were used to repay certain amounts owed to affiliates and all but $1,000,000 of the Company's $6,037,518 notes payable that were outstanding at January 2, 2000, as well as to fund the continuing operating needs of the Company.

The Company has no current plans to expand the restaurant division directly. It may do so through licensing or other arrangements where the Company does not invest directly into the business.

The Company intends to fund operations and the expansion of the Internet email services division through equity and debt transactions. Although, management believes the Company will have resources sufficient to meet its working capital needs for the next three quarters from its cash on hand, proceeds available from the exercise of stock options and warrants, and potential additional equity and debt financing, there can be no assurance such financing will be available on acceptable terms.

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

         PopMail incurred net losses of approximately $10.6 million during the thirteen weeks ended April 2, 2000, $24.2 million during 1999, $6.7 million in 1998 and $4.0 million in 1997 and had a working capital deficit of approximately $8.7 million as of January 2, 2000. Our ability to continue our present operations and successfully implement our expansion plans is contingent upon our ability to increase our revenues and ultimately attain and sustain profitable operations. Even though financing activity subsequent to January 2, 2000 has improved our working capital position (see Note N to the financial statements) without additional financing, the cash generated from our current operations will not be adequate to fund operations and service our indebtedness during 2000. There can be no assurance that additional financing will be available on terms acceptable to the Company or on any terms whatsoever. In the event that we are unable to fund our operations and our business plan, or if we fail to achieve or sustain profitable operations, the market price of our stock will suffer.

         OUR COMMON STOCK COULD BE DELISTED FROM THE NASDAQ SMALLCAP MARKET, WHICH DELISTING COULD HINDER YOUR ABILITY TO OBTAIN ACCURATE QUOTATIONS AS TO THE PRICE OF OUR COMMON STOCK, OR DISPOSE OF OUR COMMON STOCK IN THE SECONDARY MARKET.

         Although our common stock is currently listed on the Nasdaq SmallCap Market, we cannot guarantee that an active public market for our common stock will continue to exist. We have responded to numerous inquiries from Nasdaq expressing concern over various matters, including but not limited to a "going concern" qualification expressed by our former independent auditors as of January 3, 1999. Accordingly, our securities may be delisted from the Nasdaq SmallCap Market or be required to reapply for listing meeting the Nasdaq initial listing requirements, which are generally more stringent than the requirements currently governing the Company's listing. Additional factors giving rise to such delisting could include, but are not be limited to: (1) a reduction of our net tangible assets to below $2,000,000, (2) a reduction to one active market maker, (3) a reduction in the market value of the public float in our securities to less than $1,000,000, (4) a reduction of the trading price of our Common Stock to less than $1.00 per share or (5) the discretion of the Nasdaq SmallCap Market.

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

         ONE INDIVIDUAL CONTROLS A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK AND MAY INFLUENCE OUR AFFAIRS.

         Following our merger with popmail.com, inc. on September 1, 1999, James
L. Anderson was elected to our Board of Directors and served as its Chairman until his resignation on January 24, 2000. Effective February 1, 2000, Mr. Anderson resigned from our Board. Based upon a Schedule 13D filed with the Securities and Exchange Commission on September 13, 1999, Mr. Anderson controlled indirectly or directly, as of that date, approximately 59.6 percent of our outstanding common stock.

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

         We have a total of 38,899,066 shares of our common stock reserved for issuance pursuant to our stock options plans, outstanding preferred stock and common purchase warrants. Most of these shares have either registered for resale or are subject to agreements providing for their registration for resale under certain circumstances. Accordingly, our existing shareholders face a substantial risk of dilution and the trading price of our common stock may decrease as these convertible securities are exercised or converted into shares of common stock and subsequently offered for sale through the Nasdaq SmallCap Market.

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

         Our authorized capital consists of 100,000,000 shares of capital stock. Our Board of Directors, without any action by the shareholders, may designate and issue shares in such classes or series (including classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. As of May 12, 2000, we have 36,354,928 shares of common stock, 275,000 shares of Series E Convertible Preferred Stock, 287,408 shares of Series F Convertible Preferred Stock outstanding and 600,000 shares of Series G 10% Convertible Preferred Stock. As of May 5, 2000, a further 38,899,066 shares of common stock have been reserved as follows:

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

              - 16,100,889 shares issuable upon the exercise of outstanding warrants;
              - a maximum of 7,224,282 shares of common stock reserved for issuance in connection with the Series G 10% Convertible Preferred Stock and upon exercise of certain warrants issued in connection with the Series G Preferred Stock;

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

         IN LIGHT OF RECENT CONSOLIDATION IN THE BROADCAST INDUSTRY, THE LOSS OF ANY SIGNIFICANT AFFILIATE CONTRACTS WOULD NEGATIVELY IMPACT OUR OPERATIONS.

         The last few years have brought substantial concentration of power among a few players in the broadcast industry. Consequently, significant portions of the industry are controlled by a relatively few organizations. We currently have over 500 clients. As consolidation increases, these contracts may be merged or lost due to the landscape of the industry. In light of such consolidation, however, the loss of any of these significant affiliation contracts or our inability to enter into contracts with other clients in the broadcast industry would negatively impact our operations.

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

         INCREASED COMPETITION RESULTING FROM AN INCREASE IN THE NUMBER OF EMAIL PROVIDERS MAY HAVE AN ADVERSE EFFECT ON POPMAIL'S FUTURE BUSINESS OPERATIONS.

         Currently there are a growing number of email providers and competitors to our business. To the extent we can execute our plan and are successful within the current target vertical markets in which we compete (i.e., broadcast, media, sports and entertainment), we anticipate continued growth of members to our email services. Others currently are competing and will attempt to compete in these vertical markets, which may have an adverse affect on our future business operations.

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

         We need to derive a substantial portion of our revenue from online advertising and direct marketing, including both email and Web-based programs. If these services do not continue to achieve market acceptance, we may not generate sufficient revenue to support our continued operations. The Internet has not existed long enough as an advertising medium to demonstrate its effectiveness relative to traditional advertising. Advertisers and advertising agencies that have historically relied on traditional advertising may be reluctant or slow to adopt online advertising. Many potential advertisers have limited or no experience using email or the Web as an advertising medium. They may have allocated only a limited portion of their advertising budgets to online advertising, or may find online advertising to be less effective for promoting their products and services than traditional advertising media. If the market for online advertising fails to develop or develops more slowly than we expect, we may not sustain revenue growth or achieve or sustain profitability.

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

WE MAY INCUR LIABILITY FOR THE INVASION OF PRIVACY

         The Federal Trade Commission has investigated businesses that have used personally identifiable information without permission or in violation of a stated privacy policy. We have established and communicated to our members a privacy policy. In the event that we convey personally identifiable information to our corporate customers without permission or in violation of our stated privacy policy, we may incur liability for the unlawful invasion of privacy.

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

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in routine legal actions in the ordinary course of its business. Although outcome of any such legal actions cannot be predicted with certainty, in the opinion of management there is no legal proceeding pending against or involving the Company for which the outcome is likely to have a material adverse effect upon the financial position or results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

The following table lists recent sales of unregistered securities by the
Company:


               TITLE AND                                                                       CASH OR
               DESCRIPTION OF            AMOUNT OF                                             CONSIDERATION
     DATE      SECURITIES                SECURITIES             ISSUED TO                      RECEIVED
     ----      -------------             ----------             ---------                      -------------
   12/23/99    Warrant to purchase       Warrant to             Montgomery & Associates        In consideration for
               Common Stock              purchase 16,666                                       financial services
                                         shares at an
                                         exercise price of
                                         $2.00
   Various     Warrants to purchase      Warrants to            Stephen D. King                Issued in connection
    dates      Common Stock              purchase an            Jerry L. Ruyan                 with Guaranty
     from                                aggregate of           Andrew Green
   12/31/99                              340,000 shares at
      to                                 an exercise price
  2/29/2000                              of $0.75
  1/19/2000    Warrants to purchase      Warrant to             Gulfstream Financial           In consideration for
               Common Stock              purchase 700,000       Partners, LLC                  financial services
                                         shares at an
                                         exercise price of
                                         $2.00
  1/19/2000    Units consisting of       2,350,000 Units        Certain accredited             $2,350,000
               common stock and          consisting of 1        investors
               Warrants to purchase      share of common
               Common Stock              stock and one
                                         warrant to
                                         purchase one share
                                         of common stock at
                                         an exercise price
                                         of $2.00
  1/26/2000    Warrants to purchase      Warrant to             Frank W. Terrizzi              In consideration for
               Common Stock              purchase 100,000                                      consulting services
                                         shares at an
                                         exercise price of
                                         $1.00 (1)
  1/31/2000    Series E Preferred        Series E Preferred     Certain accredited             $450,000
               Stock and Warrants        Stock and Warrants     investors
               to purchase Common        to purchase an
               Stock                     aggregate of
                                         175,000 shares at
                                         an exercise price
                                         of $3.00
   2/9/2000    Warrants to purchase      Warrant to             Blake Capital Partners,        In consideration of
               Common Stock              purchase 150,000       LLC                            financial services
                                         shares at an
                                         exercise price of
                                         $2.25
   2/9/2000    Units consisting of       2,457,608 Units        Certain accredited             $6,165,878
               common stock and          consisting of 1        investors
               Warrants to purchase      share of common
               Common Stock              stock and 1 warrant
                                         to purchase one
                                         share of common
                                         stock at an
                                         exercise price
                                         of $3.00

(1) 50,000 shares vest only if company is sold in taxable event to shareholders.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (A)      EXHIBITS

               4.1 Form of Warrant to Purchase Shares of Common Stock issued to The Montgomery Fund (MF-1)

               4.2  Form of Warrant to Purchase Shares of Common Stock (99
                    Series)

               4.3 Schedule identifying material details of warrants issued by the Company substantially identical to the warrant filed as
                    Exhibit 4.2

               4.4  Warrant to Purchase Shares of Common Stock issued to Frank
                    W. Terrizzi (FT-1)

               4.5  Form of Warrant to Purchase Shares of Common Stock (E
                    Series)

               4.6 Schedule identifying material details of warrants issued by the Company substantially identical to the warrant filed as
                    Exhibit 4.5.

               4.7 Form of Warrant to Purchase Shares of Common Stock (2000 Series)

               4.8 Schedule identifying material details of warrants issued by the Company substantially identical to the warrant filed as
                    Exhibit 4.7

               4.9 Form of Warrant to Purchase Shares of Common Stock of the Company (GFP and BCP Series)(incorporated herein by reference to Exhibit 4.14 to the Registrant's Annual Report on Form 10-KSB for the year ended January 2, 2000).

               4.10 Schedule identifying material details of warrants issued by the Company substantially identical to the warrant filed as
                    Exhibit 4.9.

               21   Subsidiaries of the Company



               27   Financial Data Schedule

        (B)    REPORTS ON FORM 8-K


On January 25, 2000, the Company filed a Current Report on Form 8-K dated January 24, 2000, under Item 5, announcing that a letter of intent had been signed regarding the merger with IZ.com.

On February 15, 2000, the Company filed a Current Report on Form 8-K/A dated December 18, 1999, under Item 7, filing the financial statements of ROI Interactive, LLC and the pro forma financial statements of the Company.

On February 24, 2000, the Company filed a Current Report on Form 8-K dated February 9, 2000, under Items 2, 5 and 7 announcing the completion of the merger with IZ.com and the appointment of Jesse Berst to the Board of Directors. No financial statements were filed at this time.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         POPMAIL.COM, INC.

                                                         By: /s/ Thomas W. Orr
                                                             -------------------
                                                         Thomas W. Orr
                                                         Chief Financial Officer


Date:    May 17, 2000