Form 10QSB
period 2000-07-02
POPMAIL COM INC
filed 2000-08-16
CIK 1044738

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 2, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM        TO
                                                  --------  --------

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 14, 2000, there were 40,273,933 shares of common stock, $.01 par value, outstanding.

Transitional  Small Business Disclosure Format (check One):   Yes [  ]  No [X]

                           FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in the following pages constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. Forward-looking statements involve a number of risks and uncertainties, and, in addition to the factors discussed in this Form 10-QSB, other factors that could cause actual results to differ materially are the following: the economic conditions in the new markets into which the Company expands and the possible uncertainties in the customer base in these areas; competitive pressures from other providers of Internet marketing services and other restaurant companies; ability to raise additional capital required to support the Company's operations and enable the Company to pursue its business plan; government regulation of the Internet; business conditions, such as inflation or a recession, and growth in the general economy; changes in monetary and fiscal policies, other risks identified from time to time in the Company's SEC reports, registration statements and public announcements.

                                POPMAIL.COM, INC.
                                FORM 10-QSB INDEX
                                  JULY 2, 2000


                                                                                      Page
                                                                                      ----



PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

              Consolidated Balance Sheets -
                  As of July 2, 2000 (unaudited) and January 2, 2000                   4

              Consolidated Statements of Operations -
                  For the thirteen weeks and twenty-six weeks ended
                  July 2, 2000 and July 4, 1999 (unaudited)                            5

              Condensed Consolidated Statements of Cash Flows -
                  For the twenty-six weeks ended July 2, 2000 and July 4, 1999
                  (unaudited)                                                          6

              Condensed Notes to the Financial Statements (unaudited)                  7


ITEM 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                        13



PART II       OTHER INFORMATION

ITEM 1.       Legal Proceedings                                                        29

ITEM 2.       Changes in Securities and Use of Proceeds                                29

ITEM 4.       Submission of Matters to a Vote of Security Holders                      30

ITEM 6.       Exhibits and Reports on Form 8-K                                         30

              Signatures                                                               32



                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                POPMAIL.COM, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                        July 2, 2000       January 2, 2000
                                                                        ------------       ---------------
                                                                         (Unaudited)

                                      ASSETS
       CURRENT ASSETS
            Cash and equivalents                                         $  1,685,795      $  1,136,137
            Restricted cash                                                 2,000,000                --
            Accounts receivable, net                                          694,150           275,655
            Notes receivable                                                   94,000                --
            Inventories                                                        97,133           111,807
            Other current assets                                              710,678           483,496
                                                                         ------------      ------------
                Total current assets                                        5,281,756         2,007,095


       PROPERTY AND EQUIPMENT, net                                         15,001,167        14,866,802
       GOODWILL, net                                                       84,355,554        36,277,346
       OTHER ASSETS                                                         2,469,732           344,121
                                                                         ------------      ------------
                                                                         $107,108,209      $ 53,495,364
                                                                         ============      ============

              LIABILITIES AND SHAREHOLDERS' EQUITY
       CURRENT LIABILITIES
            Notes payable                                                $  2,079,596      $  6,037,518
            Convertible promissory notes payable                            2,849,167         1,460,417
            Current maturities of long-term debt                              176,468           193,833
            Accounts payable                                                1,924,432         1,604,952
            Due to affiliates                                                 152,700           120,000
            Accrued expenses                                                1,456,884         1,286,852
            Earn Out Shares Liability                                       7,000,000                --
                                                                         ------------      ------------
                      Total current liabilities                            15,639,247        10,703,572

       DEFERRED RENT CREDITS                                                3,531,778         3,650,512
       LONG-TERM OBLIGATIONS, less current maturities                         484,370         1,883,688
                                                                         ------------      ------------
                      Total liabilities                                    19,655,395        16,237,772
                                                                         ------------      ------------

       COMMITMENTS AND CONTINGENCIES

       SHAREHOLDERS' EQUITY
            Common stock, $.01 par value, 100,000,000 shares authorized;
                 39,945,306 and 24,695,872 shares issued and outstanding      399,453           246,958
             Series C 8% convertible preferred stock                               --           693,000
             Series D 8% convertible preferred stock                               --         2,288,000
             Series E convertible preferred stock                             450,000           350,000
             Series F preferred stock                                      48,640,477                --
             Series G 10% convertible redeemable preferred stock            6,000,000                --
            Additional paid-in capital                                     97,673,303        74,901,160
            Less common stock subscribed and notes receivable
                  from affiliates                                          (3,193,430)       (2,850,000)

            Accumulated deficit                                           (62,516,989)      (38,371,526)

                                                                        -------------       -----------
                  Total shareholders' equity                               87,452,814        37,257,592
                                                                        -------------       -----------
                                                                        $ 107,108,209       $53,495,364
                                                                        =============       ===========


    The accompanying condensed notes are an integral part of these financial statements.

                                POPMAIL.COM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                Thirteen weeks ended                     Twenty-six weeks ended
                                                         July 2, 2000        July 4, 1999           July 2, 2000       July 4, 1999
                                                         ----------------------------------         -------------------------------
REVENUES
     Restaurant sales, net                                 $  2,355,563        $  3,561,023        $  4,801,761        $  5,893,655
     Internet marketing services, net                           808,556                  --           1,185,961                  --
                                                           ------------        ------------        ------------        ------------
                                                              3,164,119           3,561,023           5,987,722           5,893,655

COSTS AND EXPENSES:
    Restaurant food, beverage and retail                        633,984             919,446           1,257,645           1,526,033
    Restaurant operating expenses                             1,856,440           2,498,330           3,546,505           4,214,633
    Restaurant depreciation                                     312,774             352,672             625,568             610,840
    Amortization of goodwill                                  7,057,721                  --          12,514,325                  --
    Pre-opening expenses                                             --                  --                  --             572,932
     General, administrative & development                    4,086,714             480,530           7,530,010             960,776
                                                           ------------        ------------        ------------        ------------
               Total costs and expenses                      13,947,633           4,250,978          25,474,053           7,885,214
                                                           ------------        ------------        ------------        ------------

LOSS FROM OPERATIONS                                        (10,783,514)           (689,955)        (19,486,331)         (1,991,559)

OTHER INCOME (EXPENSE)
     Interest expense                                          (992,121)           (245,283)         (1,581,081)           (387,332)
     Interest income                                             63,069               3,149             123,800               3,187
     Debt guarantee costs                                            --                  --            (155,000)                 --
     Financial advisory services                               (958,066)                 --          (2,185,144)                 --
     Loss on sale of assets                                    (761,707)                 --            (761,707)                 --
                                                           ------------        ------------        ------------        ------------
                                                             (2,648,825)           (242,134)         (4,559,132)           (384,145)
                                                           ------------        ------------        ------------        ------------

NET LOSS                                                    (13,432,339)           (932,089)        (24,045,463)         (2,375,704)

PREFERRED STOCK DIVIDENDS
  AND ACCRETION                                                 100,000             192,229             100,000             192,229
                                                           ------------        ------------        ------------        ------------

LOSS ATTRIBUTABLE TO
  COMMON SHAREHOLDERS                                      $(13,532,339)       $ (1,124,318)       $(24,145,463)       $ (2,567,933)
                                                           ============        ============        ============        ============

BASIC AND DILUTED NET LOSS
  PER COMMON SHARE                                         $      (0.36)       $      (0.11)       $      (0.70)       $      (0.29)
                                                           ============        ============        ============        ============


BASIC AND DILUTED NET LOSS
  ATTRIBUTABLE TO COMMON
  SHAREHOLDERS PER COMMON
  SHARE                                                    $      (0.36)       $      (0.13)       $      (0.70)       $      (0.31)
                                                           ============        ============        ============        ============

BASIC AND DILUTED WEIGHTED
  AVERAGE OUTSTANDING SHARES                                 37,311,939           8,332,239          34,441,027           8,193,858
                                                           ============        ============        ============        ============


         The accompanying condensed notes are an integral part of these financial statements.

                                POPMAIL.COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                  Twenty-six weeks ended
                                                                            July 2, 2000            July 4, 1999
                                                                          ------------------      ------------------

OPERATING ACTIVITIES:
   Net cash used in operating activities                                    (10,149,373)           (1,802,141)

INVESTING ACTIVITIES:
   Purchases of property and equipment                                       (2,424,976)           (4,206,236)
                                                                            -----------            ----------

FINANCING ACTIVITIES:
   Proceeds from issuance of stock                                           10,603,252                    --
   Proceeds from issuance of preferred stock, net                             4,100,000             2,000,000
   Proceeds from exercise of options and warrants                             5,848,125                74,249
   Proceeds from short-term notes payable                                            --             1,315,000
   Proceeds from long-term debt                                                      --             1,000,000
   Tenant allowance collected                                                        --             1,962,500
   Advances from shareholder                                                         --                50,000
   Cash restricted during the period                                         (2,000,000)                   --
   Payments on advances from shareholders and officers                         (120,000)                   --
   Payments on short-term notes payable                                      (5,229,695)             (113,384)
   Payments on long-term debt                                                   (77,675)              (74,316)
                                                                            -----------            ----------
            Net cash provided by financing activities                        13,124,007             6,214,049
                                                                            -----------            ----------

INCREASE IN CASH AND
     CASH EQUIVALENTS                                                           549,658               205,672

CASH AND EQUIVALENTS,
      Beginning of period                                                     1,136,137               106,247
                                                                            -----------            ----------

CASH AND EQUIVALENTS, end of period                                         $ 1,685,795            $  311,919
                                                                            ===========            ==========

SUPPLEMENTAL DISCLOSURE OF CASH
       FLOW INFORMATION:
         Cash paid for interest                                             $   210,328            $  236,145

         The accompanying condensed notes are an integral part of these financial statements

                                POPMAIL.COM, INC.
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  JULY 2, 2000
                                   (UNAUDITED)



NOTE A  -  NATURE OF THE BUSINESS

PopMail.com, inc. ("the Company" or "PopMail") consists of two divisions, an Internet marketing division and a restaurant division.

The Internet division consists of three companies. PopMail Network, Inc. ("PopMail Network"), based in Dallas, Texas, is a provider of permission and affinity based e-mail services to broadcast stations, professional sports teams and other brand name clients in the media and entertainment industries which creates an affinity network of high profile brands. IZ.com, Inc. ("IZ"), based in Bellevue, Washington, is a provider of digital publishing services, newsletters and technology for high-end brands. Fan Asylum, Inc., based in San Francisco, California ("Fan Asylum") is a provider of official online and offline fan club sites for recording artists in the music industry. Our Internet division is in the business of connecting entertainment and media brands with their fans through the use of e-mail, fan club sites and high-end publishing tools.

The restaurant division develops, owns and operates upscale casual restaurants with multiple themed dining rooms. The Company has "Cafe Odyssey" restaurants at the Mall of America in Bloomington, Minnesota, which opened in June 1998 and at the Denver Pavilions, in Denver, Colorado, which opened in March 1999. The Company closed its Cincinnati, Ohio location in August 1999 and has finalized the sale of this property. See Note G - Business Segments for further discussion.


NOTE B  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks and twenty-six weeks ended July 2, 2000 are not necessarily indicative of the results that may be expected for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended January 2, 2000.

Net Loss Per Common Share

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods presented. The impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding, as the net effect would be antidilutive.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                POPMAIL.COM, INC.
               CONDENSED NOTES TO THE FINANCIAL STATEMENTS (CONT.)
                                  JULY 2, 2000
                                   (UNAUDITED)

Income Taxes

The Company accounts for income taxes using the liability method to recognize deferred income tax assets and liabilities. Deferred income taxes are provided for differences between the financial reporting and tax bases of the Company's assets and liabilities at currently enacted tax rates.

As of July 2, 2000 and January 2, 2000, the Company's deferred taxes consisted primarily of net operating loss carryforwards, pre-opening costs not currently deductible and accelerated methods of depreciation. The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits.

Cash Flows

Non-cash financing activities included the receipt of a note receivable for the sale of the Cincinnati, Ohio, restaurant location of approximately $1,290,000.

Restricted Cash

Restricted cash represents cash and certificates of deposit maturing within one year that are restricted in use by the Company. As of July 2, 2000, the restricted cash balance represents a deposit earmarked to satisfy the Company's obligation to guarantee payment of the Fan Asylum Seller should the Seller choose to exercise his put option as part of the Fan Asylum acquisition. The Fan Asylum acquisition and the Seller's put right are more fully described below in Note C.

NOTE C - BUSINESS COMBINATION

On June 14, 2000, the Company completed its acquisition of Fan Asylum, Inc. ("Fan Asylum"). Fan Asylum manages the official fan club web sites and fan clubs for many recording artists and musical groups. Through its web site management services, Fan Asylum designs the fan club site graphics, creates the content, manages the on-line stores, provides travel packages, provides preferred tickets, sends out weekly email newsletters under the artists brand and hosts the web site for each of its Artists.

The acquisition was accounted for under the purchase method of accounting with the operations of Fan Asylum included in the Company's consolidated financial statements as of that date. The Company purchased 100% of the common stock of Fan Asylum from the sole shareholder of Fan Asylum ("the Seller") in exchange for up to 3.6 million shares of the Company's common stock ("the Purchase Price Shares"), valued at $9,000,000 per the agreement, subject to adjustments based on certain earn out and reset provisions.

The Purchase Price Shares are divided into 800,000 fully vested initial shares and 2.8 million earn-out shares. At closing, the initial shares, were delivered into an escrow account for the possible use to satisfy any indemnification obligations of the Seller. The earn-out shares vest with the Seller according to the number of artists with which Fan Asylum executes a fan club management agreement prior to July 14, 2001. Twenty-five percent (25%) of the then-vested earn-out shares and twenty-five percent (25%) of the initial shares will be released to Seller on March 31, 2001 and on each of the three consecutive nine-month anniversary dates thereof.

Seller is also entitled to certain price reset provisions on the earn-out shares. If the average per share closing price of the Company's common stock during the five days prior to March 14, 2001 and the next three consecutive nine-month anniversaries thereafter does not equal or exceed $2.50, then Seller is entitled to receive additional earn-out shares to bring the aggregate value of the earn-out shares received on each reset date to an equivalent price of $2.50 per share. The reset provisions expire when the Company's common stock maintains a price of $3.50 per share for 20 consecutive trading days.

Finally, the initial shares are subject to a put right pursuant to which Seller has a one-time right to "put" the initial shares to the Company during the period between January 2, 2001 and January 31, 2001 at a price per share equal to the greater of $1.0625, or (ii) the average closing price of the Company's common stock over the five business days prior to the notice of exercise of the put. Pursuant to the terms of the acquisition, the Company has secured its

                                POPMAIL.COM, INC.
               CONDENSED NOTES TO THE FINANCIAL STATEMENTS (CONT.)
                                  JULY 2, 2000
                                   (UNAUDITED)

ability to fulfill the put obligation with a $2 million cash deposit, which is recorded as restricted cash on the accompanying July 2, 2000 balance sheet.

The total consideration, less the net asset value of the assets acquired and liabilities assumed, resulted in approximately $9.4 million of goodwill generated in the acquisition, which will be amortized on a straight-line basis over 3 years. $7 million of the consideration, representing the total value of the earn-out shares, has been recorded as a current liability in the accompanying July 2, 2000 balance sheet until such time as the Seller earns the shares.

In conjunction with the Fan Asylum acquisition, the Company agreed to grant up to 4 million options to purchase common stock (the "Artist Options") to the music artists with which Fan Asylum executes fan club agreements subsequent to June 14th, 2000. As of August 15th, 2000, no Artist Options have been issued. The Company expects to grant most if not all of the Artist Options over the next 12 months.

NOTE D  -  SHAREHOLDERS' EQUITY

Preferred Stock

Series C - In July 1999, the Company issued 2,000 shares of Series C 8% convertible preferred stock with a stated value of $1,000 per share in a private placement. In addition, the Company issued warrants for the purchase of 300,000 shares of common stock at $3.00 per share to the investor. The Series C shares were convertible into the Company's common stock at a price equal to 65% of the market value at the time of conversion. During the quarter ended July 2, 2000, the remaining 30 shares of Series C were converted into 19,032 shares of common stock.

Series D - In August 1999, the Company issued 2,200 shares of Series D 8% convertible preferred stock with a stated value of $1,000 per share in a private placement. In addition, the Company issued warrants for the purchase of 300,000 shares of common stock at $3.00 per share to the investor. The Series D shares were convertible into the Company's common stock at a price equal to 65% of the market value at the time of conversion. During the quarter ended April 2, 2000, all 2200 shares of Series D were converted into 965,647 shares of common stock.

Series E - In October 1999, the Company began issuing shares of Series E convertible preferred stock with a stated value of $2.00 per share in a private placement. As of July 2, 2000, the Company has issued 225,000 Series E shares. For each Series E share issued, a warrant was also issued for the purchase of a share of common stock at $3.00 per share. Each Series E share is convertible into one share of common stock by dividing $2.00 by the lesser of (i) $2.00, or
(ii) 70 percent of the average market price per share of our common stock for the ten days preceding the filing of a registration statement covering the resale of the shares issuable upon conversion of the Series E Preferred Shares. Series E shares are not entitled to dividends.

Series F - In connection with the IZ.com merger, 287,408 shares of Series F convertible preferred stock were issued to the former stockholders of IZ.com, with an additional 130,508 shares issuable upon the exercise of IZ.com options assumed by PopMail. The Series F shares are currently convertible into shares of the Company's common stock at a rate of 25.66 shares for each share of Series F preferred stock. The Series F preferred stock (including shares issuable upon exercise of IZ.com options) will convert into approximately 10,725,000 shares of the Company's common stock and carries a liquidation preference of $28 million until the Company's market capitalization reaches $100 million or the Series F shareholders convert their shares to common stock.

Series G - In May 2000, the Company raised gross proceeds of $4.0 million from the private placement of Series G 10% convertible preferred stock with an aggregate stated value of $6 million. The purchaser of the Series G stock also received a warrant to purchase up to 500,000 shares of our common stock at an exercise price of $2.51 per share for no additional consideration. The Series G stock may not be converted before October 9, 2000. From October 10, 2000 to November 9, 2000, the conversion price will be equal to 97% of the adjusted market price of the common stock; from November 10, 2000 to January 7, 2001 the conversion price will be equal to 94% of the adjusted market price of the common stock; after January 8, 2001, the conversion price will be equal to 91% of the adjusted market price of the common stock; and if the common stock is delisted from Nasdaq, the conversion price

                               POPMAIL.COM, INC.
              CONDENSED NOTES TO THE FINANCIAL STATEMENTS (CONT.)
                                  JULY 2, 2000
                                  (UNAUDITED)

will be equal to 75% of the adjusted market price of the common stock. The number of shares of common stock issuable upon conversion of the Series G stock is limited to approximately 7.2 million shares. The Company will redeem for cash, at 105 percent of stated value, any Series G stock that is not convertible into shares of common stock as a result of the foregoing limitation.

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

During the quarter ended July 2, 2000, the Company completed a private placement offering of 1,000,000 shares of common stock at a purchase price of $3.00 per share to private investors, resulting in net proceeds to the Company of approximately $2.7 million. At the time of the closing, the investors received
(a) five-year warrants to purchase 300,000 shares of common stock at an exercise price of $1.00 per share and (b) warrants to purchase additional shares of common stock (the Adjustable Warrants) at a nominal exercise price (one-thousandth of a cent per share). The Adjustable Warrants are intended to allow the investors to receive additional shares of common stock in future periods to bring the effective price per share of the investment to a percentage of the market value of the common stock on the date of adjustment. In general, the Adjustable Warrants (a) become exercisable during certain periods beginning October, 2000, (b) are exercisable only if the Company's common stock is below $4.00 per share during the exercise period, (c) and are issuable in an amount sufficient to adjust the effective purchase price for the investment to a level equal to 75% of the average market price during the period.

Related Party Transaction

In April 2000, the Company entered into a promissory note receivable of $245,000 with a partnership controlled by a significant shareholder, director and executive officer of the Company. The principal plus interest of 5.74% is due to the Company in March 2002. The Partnership has pledged 122,500 shares of the Company's common stock as security for the note. Proceeds of this note were used to purchase additional shares of the Company's stock issued in connection with the ROI acquisition. Accordingly, this note is classified as a reduction of shareholders' equity in the accompanying financial statements.


NOTE E  -  CONTINGENCIES

The Company is involved in various legal actions rising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or the results of its operations.

                                POPMAIL.COM, INC.
               CONDENSED NOTES TO THE FINANCIAL STATEMENTS (CONT.)
                                  JULY 2, 2000
                                   (UNAUDITED)

Investment Banker Agreement

In April 2000, the Company entered into a two-year investment banking agreement with Sands Brothers & Co., LTD. of New York. Sands Brothers will advise the Company on merger and acquisition strategies, capital raising activities and corporate development opportunities. In connection with this agreement, the Company issued Sands Brothers 1,000,000 warrants to purchase the Company's common stock, of which 500,000 warrants have an exercise price of $1.625 per share (250,000 of which vested immediately) and 500,000 have an exercise price of $4.00 per share. The remainder of these warrants vest upon Sands Brothers successful completion of certain financing transactions.

NOTE F  -  NOTES PAYABLE

Notes payable consists of the following:


                                                                    July 2, 2000    January 2, 2000

     Short-term revolving line of credit (a)                        $ 1,000,000        $  3,000,000
     Short-term revolving loan                                               --             825,000
     Short-term promissory notes, net of discount                            --           2,082,823
     Other (b)                                                        1,079,596             129,695
                                                                    -----------        ------------
                                                                    $ 2,079,596        $  6,037,518
                                                                    ===========        ============



     (a) The July 2, 2000 balance is contractually secured by a $1 million certificate of deposit included in the accompanying balance sheets as cash and equivalents.
     (b) The July 2, 2000 balance represents short term notes assumed from both the IZ.com and the Fan Asylum acquisitions.

NOTE G  -  BUSINESS SEGMENTS

The Company operates in two reportable segments, Internet marketing services and restaurant operations. The Internet marketing services segment began in the third quarter of 1999. Beginning in 2000, the Company's general, administrative and development expenses are included in the Internet marketing services segment, with the exception of those expenses directly attributable to the restaurant division. Information relating to these segments for the twenty-six weeks ended July 2, 2000 are as follows:


                                                          Restaurant             Internet
                                                          operations             services              Total
                                                          ----------             --------              -----

     Net revenues                                         $ 4,801,761         $  1,185,961           $  5,987,722
     Loss from operations                                    (627,957)         (18,858,374)           (19,486,331)
     Total assets                                          11,976,520           95,131,689            107,108,209


Sale of Cincinnati, Ohio restaurant property

In April 2000, the Company finalized the sale of the equipment, leasehold improvements, lease rights and certain other contractual rights of its Cincinnati, Ohio location in exchange for a 21-year, non-interest bearing promissory note receivable. The approximate $1.27 million present value of the future minimum cash receipts provided for under the promissory note is recorded with other assets in the accompanying balance sheet as of July 2, 2000. The promissory note also provides for additional payments, up to $100,000 per year, based on either net

                                POPMAIL.COM, INC.
               CONDENSED NOTES TO THE FINANCIAL STATEMENTS (CONT.)
                                  JULY 2, 2000
                                   (UNAUDITED)


cash flows or gross sales from the Cincinnati location (the "Additional Payments"). If the Cincinnati location generates the required cash flow or sales to provide for the maximum Additional Payments, the promissory note will be paid down in approximately 15 years. The sale resulted in a loss of approximately $762,000 and is included in the accompanying statements of operations for the twenty-six weeks ended July 2, 2000. The promissory note receivable is secured primarily by a mortgage interest in the real property at the Cincinnati location.

Restaurant Management Agreement

On May 31, 2000, the Company entered into an agreement (the "Management Services Agreement") with an officer of the Company (the "Manager") to manage substantially all the operations of the Cafe Odyssey restaurant segment (the "Management Services") under the auspices of an independent management company (the "Management Company"). On May 31, 2000, the Manager resigned from the Company to fulfill his obligation to the Management Company and under the Management Services Agreement. In exchange for the Management Services, the Company agreed to pay the Management Company approximately $452,000 per year for the Management Services. On July 1, 2000, a second officer of the Company resigned and became employed by the Management Company, at which point the annual Management Services fee increased to $675,000. The term of the Management Services Agreement is three years, but may be terminated during the term with 30 days advance notice. If terminated by the Company without cause prior to the second anniversary date of the Management Services Agreement, the Company is obligated to pay the Management Company (a) $1,474 per day for each day remaining in the first year of the term and (b) $1,063 per day for each day remaining in the second year of the term.

Concurrent with the execution of the Management Services Agreement, the Company entered into a license agreement granting the Management Company certain development and intellectual property rights associated with the Cafe Odyssey restaurants (the "License Agreement"). The Company granted the Management Company the right to develop up to four more Cafe Odyssey restaurants and the right to develop an unlimited number of additional Cafe Odyssey restaurants with the Company's approval that shall not be unreasonably withheld (the "Development Rights"). In conjunction with the Development Rights, the Company agreed to (a) guarantee the leases for the first four Cafe Odyssey restaurants developed by the Management Company, (b) loan the Management Company up to $500,000 for the development of a new Cafe Odyssey restaurant located at a specific location defined in the License Agreement (the "New Location"), and (c) pledge the cash flows of the two Company owned Cafe Odyssey restaurants to secure up to $1.3 million in Management Company loans drawn to develop the New Location. The Company also granted the Management Company a perpetual, nonexclusive right to all intellectual property owned by the Company associated with the Cafe Odyssey restaurants.


NOTE H  -  SUBSEQUENT EVENTS

In July 2000, the short-term line of credit of $1,000,000 was paid with the surrender of the certificate of deposit.

In July 2000, approximately $1,000,000 of additional convertible promissory notes payable were converted into shares of common stock.

In August 2000, the Company acquired a minority interest in NC, Inc., a privately held business to business Internet services company in exchange for $1,000,000 of the Company's common stock.

ITEM 2.

                                POPMAIL.COM, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following management's discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report, and the audited financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended January 2, 2000.


OVERVIEW

PopMail.com, inc. ("the Company" or "PopMail") consists of two divisions, the Internet marketing services division and the restaurant division.

The Internet marketing division consists of three companies. PopMail Network, Inc. ("PopMail Network"), based in Dallas, Texas, is a provider of permission and affinity based e-mail services to broadcast stations, professional sports teams and other brand name clients in the media and entertainment industries which creates an affinity network of high profile brands. IZ.com, Inc. ("IZ"), based in Bellevue, Washington, is a provider of digital publishing services, newsletters and technology for high-end brands. Fan Asylum, Inc., based in San Francisco, California ("Fan Asylum") is a provider of official online and offline fan club sites for recording artists in the music industry. This division connects entertainment and media brands with their fans through the use of e-mail, fan club sites and high-end publishing tools.

The Internet marketing division positions itself as an online fan club services and content provider by connecting people with their passions. The Company serves affinity type clients/brands (the "Affiliates") that desire to interact with listeners, viewers, readers, subscribers and customers (the "fans") on their passions and interests and to enrich that experience. It targets and serves over 500 clients in four affinity-based industries: sports, entertainment, music and television through its subsidiaries, PopMail Network, IZ.com and Fan Asylum. PopMail helps brand target interests, not demographics. Our online fan club, email and content service and marketing model connects the brand with the fan and the fan with the brand, not a third party's brand.

The restaurant division develops, owns and operates upscale casual restaurants with multiple themed dining rooms. The Company has "Cafe Odyssey" restaurants at the Mall of America in Bloomington, Minnesota, which opened in June 1998 and at the Denver Pavilions, in Denver, Colorado, which opened in March 1999.

Future revenue and profits, if any, will depend upon various factors, including the evolution of the Internet, the market acceptance of the Company's current restaurant concept, the quality of restaurant operations, and general economic conditions. Currently, the Company's primary source of revenue results from its restaurant division. However, the Company is becoming less dependent on the restaurant division with the Internet marketing division revenue increasing over the last past three quarters. There can be no assurances the Company will successfully implement its expansion plans of the Internet marketing services, in which case, it will continue to be dependent on the revenues from the existing restaurants. The Company also faces all of the risks, expenses and difficulties frequently encountered in connection with the expansion and development of a new and expanding business. With the growth of the Internet marketing services division, the Company will continue to hire senior management to operate that division. There can be no assurance of the Company's capacity to achieve and sustain profitable operations, and without additional financing (of which there can be no assurance), the Company may not have sufficient funds to support its operations, retire its indebtedness in the ordinary course of business and pursue its business plan.

The Company has adopted a 52-53-week year ending on the Sunday nearest December 31 of each year.

                                POPMAIL.COM, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

RESULTS OF OPERATIONS FOR THE THIRTEEN WEEKS AND TWENTY-SIX WEEKS ENDED JULY 2, 2000 AND JULY 4, 1999

REVENUES

Net sales for the Internet marketing division, which was launched with the Company's first acquisition on August 19, 1999, were $808,556 for the thirteen weeks ended July 2, 2000. This represents sales generated primarily by set-up, hosting, and license fees through the sales of PopMail Network's fan club email services, and outsourced publishing fees of IZ.com. Only two weeks of the quarter reflected revenue resulting from the Fan Asylum acquisition on June 14, 2000. The Company's sales for the Internet marketing division for the twenty-six weeks ended July 2, 2000 were $1,185,961.


The Company's restaurant division had net sales for the thirteen weeks ended July 2, 2000 and July 4, 1999 of $2,355,563 and $3,561,023, or a 34% decrease of
$1,205,460. The net sales for the twenty-six weeks ended July 2, 2000 and July 4, 1999 were $4,801,761 and $5,893,655, or a 19% decrease of $1,091,894. These decreases in sales are attributable to three factors. First, the closing of the Cincinnati, Ohio, Kenwood Restaurant on August 29, 1999, resulted in only two restaurants in operation during the respective 2000 periods versus three restaurants in operation during 1999. In April 2000, the Company finalized the sale of its Cincinnati, Ohio location, which resulted in a non-operating loss of approximately $762,000. Second, the period following the 1999 grand opening of the Denver Pavilions location on March 15, 1999 resulted in increased sales in 1999 versus 2000. Many new restaurant locations go through a "honeymoon" period of relatively high sales. Same store sales comparisons generally may not be accurate until 18 months of operations. Finally, same store sales for the Mall of America Restaurant decreased by $208,957 or 14% to $1,287,487 for the thirteen weeks ended July 2, 2000 from $1,496,444 for the thirteen weeks ended July 4, 1999. Same store sales for the Mall of America Restaurant decreased by $405,262 or 14% to $2,534,891 for the twenty-six weeks ended July 2, 2000 from $2,940,153 for the twenty-six weeks ended July 4, 1999. Because the Mall of America Restaurant is located on the third floor of a mall, it may not truly be a destination driven location, but more dependent on the overall mall traffic throughout the year.

Our ability to continue our present operations and successfully implement our expansion plans is contingent upon our ability to increase our revenues and ultimately attain and sustain profitable operations. Without additional financing, the cash generated from our current operations will not be adequate to fund operations and service our indebtedness during 2000.

COSTS AND EXPENSES

The food, beverage, retail costs and other unit operating expenses related to the operation of the Restaurants for the thirteen weeks ended July 2, 2000 were $2,490,424 or a 27% decrease of $927,352 from $3,417,776 for the thirteen weeks ended July 4, 1999. The food, beverage, retail costs and other unit operating expenses related to the operation of the Restaurants for the twenty-six weeks ended July 2, 2000 were $4,804,150 or a 16% decrease of $936,516 from $5,740,666 for the twenty-six weeks ended July 4, 1999. The expenses generally decreased because of the same factors that caused the decrease in revenues, most significantly the closing of the Kenwood location. Some of the reduced costs were offset by management fees payable under the Restaurant Management Agreement with a company controlled by former officers of the Company.

Depreciation expenses of the Restaurants for the thirteen weeks ended July 2, 2000 were $312,774 or a 11% decrease of $39,898 from $352,672 for the thirteen weeks ended July 4, 1999. Restaurant depreciation expenses for the twenty-six weeks ended July 2, 2000 were $625,568 or a 2% increase of $14,728 from $610,840 for the twenty-six weeks ended July 4, 1999.

                                POPMAIL.COM, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Goodwill amortization expense for the thirteen weeks ended July 2, 2000 was $7,057,721. Goodwill amortization expense for the twenty-six weeks ended July 2, 2000 was $12,514,325. This represents the excess of the purchase price and related costs over the fair value of the net assets that the Company acquired through its mergers and acquisitions. The Company amortizes acquired goodwill on a straight-line basis over a three-year period. There was no goodwill amortization expense for the 1999 periods, as no acquisitions were completed prior to July 4, 1999.

The Company had general, administrative and development expenses for the thirteen weeks ended July 2, 2000, of $4,086,714 compared to $480,530 for the thirteen weeks ended July 4, 1999, an increase of $3,606,184. The Company's general, administrative and development expenses for the twenty-six weeks ended July 2, 2000, were $7,530,010 compared to $960,776 for the twenty-six weeks ended July 4, 1999, an increase of $6,569,236. These increases reflect the results of the acquisitions of Popmail, ROI, IZ.com and Fan Asylum, and the related additions of the sales, publishing and development expenses related to those operations. The Company has relocated all of the Restaurant management services to the Denver Pavilions location and all of the corporate Internet marketing service functions to the corporate headquarters located in Dallas, Texas. The Company has had to address numerous nonrecurring merger and acquisitions related costs, specifically of IZ.com and Fan Asylum, shareowner relationship costs, etc. and development costs associated with the build-out of the Internet marketing software. The Company expects to continue to incur operating losses throughout 2000.

The Company's other income and expense consists primarily of interest expense, financial advisory services and loss on sale of assets. The interest expense for thirteen weeks ended July 2, 2000 was $992,121 as compared to $245,283 for thirteen weeks ended July 4, 1999, an increase of $746,838. The interest expense for the twenty-six weeks ended July 2, 2000 amounted to $1,581,081 compared to $387,332 for the twenty-six weeks ended July 4, 1999, an increase of $1,193,749. The increases for both the thirteen and twenty-six week periods ended July 2, 2000 over the complementary periods in 1999 relate primarily to the increased levels of debt outstanding during 2000 and the amortization of financing fees capitalized in raising debt. Of the $992,121 of interest expense reported for the thirteen weeks ended July 2, 2000 and the $1,581,081 of interest expense reported for the twenty-six week period ended July 2, 2000, $93,776 and $210,328, respectively, was paid in cash.

The Company's financial advisory services are costs associated with services provided by third party financial advisors for the thirteen and twenty-six weeks ended July 2, 2000. For those periods, the Company recorded $958,066 and $2,185,144, respectively of financial advisory service fees. These costs were paid with cash and through the issuance of new common stock and warrants.

The Company recorded a loss on the sale of assets of $761,707 during the thirteen weeks ended July 2, 2000. This represents the loss on the sale of the assets of its Cincinnati, Ohio restaurant.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $10,357,491 at July 2, 2000, compared to working capital deficit of $8,696,477 on January 2, 2000. Cash and cash equivalents were $1,685,795 at July 2, 2000, representing an increase of $549,658 from the cash and cash equivalents of $1,136,137 at January 2, 2000. Our ability to continue our present operations and successfully implement our expansion plans is contingent upon our ability to increase our revenues and ultimately attain and sustain profitable operations. Without additional financing, the cash generated from our current operations will not be adequate to fund operations and service our indebtedness during 2000. There can be no assurance that additional financing will be available on terms acceptable to the Company or on any terms whatsoever. In the event that we are unable to fund our operations and our business plan, we will be unable to continue as a going concern.

                                POPMAIL.COM, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

During the twenty-six week period ended July 2, 2000, the Company completed four private placements of equity instruments resulting in cash proceeds to the Company of approximately $13,200,000. During the thirteen weeks ended April 2, 2000, the Company completed a private placement of 2,350,000 units valued at $1.00 per unit resulting in cash proceeds to the Company of approximately $2,000,000. Each unit consisted of one share of the Company's common stock and one five-year warrant to purchase one share of the Company's common stock with an exercise price of $2.00.

Also during the thirteen weeks ended April 2, 2000, the Company completed a second private placement of 2,666,667 units valued at $2.25 per unit resulting in cash proceeds to the Company of approximately $4,500,000. Each unit consisted of one share of the Company's common stock and one five-year warrant to purchase one share of the Company's common stock with an exercise price of $3.00.

In May 2000, the Company raised cash proceeds of approximately $4,000,000 from the private placement of Series G 10% convertible preferred stock which had an aggregate stated value of $6,000,000. The purchaser of the Series G stock also received a warrant to purchase up to 500,000 shares of our common stock at an exercise price of $2.51 per share.

In June 2000, the Company raised cash proceeds of approximately $2,700,000 from the private placement of 1,000,000 shares of common stock at a purchase price of $3.00 per share. At the time of the closing, the investors also received a proportionate share of (a) five-year warrants to purchase 300,000 shares of common stock at an exercise price of $1.00 per share and (b) warrants to purchase additional shares of common stock at a nominal exercise price with the intention of providing the investors the ability to bring their investment value over the life of the investment to at least $4.00 per share.

The proceeds from these private placements were primarily used to (a) pay various acquisition related costs, including amounts owed to affiliates, of approximately $2,500,000, (b) repay approximately $5,000,000 of notes payable outstanding at January 2, 2000, (c) invest approximately $2,500,000 in hardware and software related infrastructure, and (d) fund the continuing operating needs of the Company.

The Company has no current plans to expand the restaurant division directly. It will do so through licensing or other arrangements where the Company does not invest directly into the business.

The Company intends to fund operations, the expansion of the Internet marketing services division and debt service through equity and debt transactions, such as proceeds available from the exercise of stock options and warrants, and/or additional equity and debt financing for the Company or its subsidiaries. However, there can be no assurance such financing will be available on acceptable terms. If adequate financing is not available, the Company may consider restructuring its operations or selling selected assets to reduce operating costs, increase efficiencies or raise cash.

RISK FACTORS

An investment in our common stock is very risky. You may lose the entire amount of your investment. Prior to making an investment decision, you should carefully review this entire prospectus and consider the following risk factors:

WE HAVE INCURRED LOSSES TO DATE AND WILL NEED ADDITIONAL FINANCING IN ORDER TO CONTINUE OPERATIONS AND PURSUE OUR BUSINESS PLAN.

We incurred net losses of approximately $24.1 million in the first six months of 2000, $24.2 million in 1999, $6.7

                                POPMAIL.COM, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

million in 1998 and $4.0 million in 1997 and had a working capital deficit of approximately $10.4 million as of July 2, 2000. Our ability to continue our present operations and successfully implement our expansion plans is contingent upon our ability to increase our revenues and ultimately attain and sustain profitable operations. Without additional financing, the cash generated from our current operations will not be adequate to fund operations and service our indebtedness during 2000. There can be no assurance that additional financing will be available on terms acceptable to the Company or on any terms whatsoever. In the event that we are unable to fund our operations and our business plan, we will be unable to continue as a going concern.

OUR COMMON STOCK COULD BE DELISTED FROM THE NASDAQ SMALLCAP MARKET, WHICH DELISTING COULD HINDER YOUR ABILITY TO OBTAIN ACCURATE QUOTATIONS AS TO THE PRICE OF OUR COMMON STOCK, OR DISPOSE OF OUR COMMON STOCK IN THE SECONDARY MARKET.

Although our common stock is currently listed on the Nasdaq SmallCap Market, we cannot guarantee that an active public market for our common stock will continue to exist. We have responded to numerous inquiries from Nasdaq expressing concern over various matters, including but not limited to a "going concern" qualification expressed by our former independent auditors as of January 3, 1999. Accordingly, our securities may be delisted from the Nasdaq SmallCap Market or be required to reapply for listing meeting the Nasdaq initial listing requirements, which are generally more stringent than the requirements currently governing the Company's listing. Additional factors giving rise to such delisting could include, but are not be limited to: (1) a reduction of our net tangible assets to below $2,000,000, (2) a reduction to one active market maker,
(3) a reduction in the market value of the public float of our securities to less than $1,000,000, (4) a reduction of the trading price of our Common Stock to less than $1.00 per share for a period of thirty consecutive trading days or
(5) the discretion of the Nasdaq SmallCap Market.

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

Our plan of business development and our day-to-day operations rely heavily on the experience of Stephen D. King, our Chairman, Gary Schneider, our Chief Executive Officer, Jesse Berst, the Chief Operating Officer, and Stephen Spohn, our Chief Financial Officer. The loss of any of them could adversely affect the success of our operations and strategic plans and, consequently, have a detrimental effect on the market price of our stock.

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

DUE TO OUR LIMITED OPERATING HISTORY, YOU MAY FIND IT DIFFICULT TO ASSESS OUR ABILITY TO OPERATE PROFITABLY.

We have only been operating our Mall of America restaurant since June 1998 and our Denver restaurant since March 1999. In addition, Old PopMail was founded in December 1997, and ROI commenced operations in June 1998, while IZ.com Incorporated was incorporated in February 1999. Consequently, we face the added risks, expenses and difficulties related to developing and operating a new business enterprise. Given our lack of significant operating history, investors may have difficulty assessing the many factors which will determine our ability to generate future profits.

ONE INDIVIDUAL CONTROLS A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK AND MAY INFLUENCE OUR AFFAIRS.

Following our merger with popmail.com, inc. on September 1, 1999, James L. Anderson was elected to our Board of Directors and served as its Chairman until his resignation on January 24, 2000. Effective February 1, 2000, Mr. Anderson resigned from our Board. Based upon a Schedule 13D filed with the Securities and Exchange Commission on September 13, 1999, Mr. Anderson controlled indirectly or directly, as of that date, approximately 59.6 percent of our outstanding common stock. As of August 4, 2000, Mr. Anderson indirectly or directly controlled approximately 22.6 percent of our outstanding common stock. Accordingly, he may have the ability to determine the election of members of the Board of Directors and determine the approval of corporate transactions and other matters requiring shareholder approval. Unless and until Mr. Anderson substantially decreases his percentage beneficial ownership in our common stock, he will continue to have significant influence over our affairs.

DUE TO THE LARGE NUMBER OF OUTSTANDING OPTIONS AND WARRANTS, OUR SHAREHOLDERS FACE A RISK OF SUBSTANTIAL FUTURE DILUTION AND DOWNWARD PRESSURE ON THE TRADING PRICE OF OUR COMMON STOCK.

We have a total of 42,649,174 shares of our common stock reserved for issuance pursuant to our stock options plans, outstanding preferred stock and common purchase warrants. Most of these shares have either been registered for resale or are subject to agreements providing for their registration for resale under certain circumstances. Accordingly, our existing shareholders face a substantial risk of dilution and the trading price of our common stock may decrease as these convertible securities are exercised or converted into shares of common stock and subsequently offered for sale through the Nasdaq SmallCap Market.

THERE IS A RISK THAT DUE TO THE LIMITATIONS PLACED ON THE CONVERSION OF THE SERIES G PREFERRED SHARES, THE PREFERRED SHAREHOLDER'S INVESTMENT MAY NOT BE CONVERTED INTO COMMON STOCK AND WOULD HAVE TO BE REDEEMED IN CASH.

The total number of shares of Common Stock issuable upon conversion of the Series G Preferred Stock and upon exercise of the Series G Warrant cannot exceed 20 percent of the number of shares of Common Stock of the Company issued and outstanding on May 2, 2000. In the event the holders of the Series G Preferred Stock and Warrant are unable to convert preferred shares into common stock because these limitations have been reached, we would be required to redeem the Series G Preferred Shares in cash at 105 percent of the stated value plus any accrued and unpaid dividends. It is possible that in such case we may not have sufficient cash and cash equivalents necessary

                                POPMAIL.COM, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

to redeem the Series G Preferred Shares in cash.

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

Our authorized capital consists of 100,000,000 shares of capital stock. Our Board of Directors, without any action by the shareholders, may designate and issue shares in such classes or series (including classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. As of July 28, 2000, we have 40,273,932 shares of common stock, 225,000 shares of Series E Convertible Preferred Stock, 287,408 shares of Series F Convertible Preferred Stock outstanding and 600,000 shares of Series G 10% Convertible Preferred Stock. As of July 28, 2000, a further 42,649,174 shares of common stock have been reserved as follows:

         a maximum of 750,000 shares of common stock reserved for issuance upon exercise of the Series E Preferred Shares, 225,000 shares of which are currently outstanding;

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

                                POPMAIL.COM, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

         17,600,997 shares issuable upon the exercise of outstanding warrants (excluding the warrants issued in connection with the sale of the Series G Preferred Stock);

         3,000,000 shares reserved for issuance under our 1997 Stock Option and Compensation Plan, of which options reverting to 2,033,333 shares are currently outstanding;

         750,000 shares for issuance under our 1998 Director Stock Option Plan, of which options relating to 290,000 shares are currently outstanding.

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

         Difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company;

         Risks of entering markets in which we have no or limited prior experience;

         Expenses of any undisclosed or potential legal liabilities of the acquired company;

         The applicability of rules and regulations that might restrict our ability to operate; and

         The potential loss of key employees of the acquired company.

If we make acquisitions in the future and the acquired businesses fail to perform as expected, our business operating results and financial condition may be materially adversely affected.

FAILURE TO MANAGE OUR GROWTH MAY ADVERSELY AFFECT OUR BUSINESS.

We have grown rapidly and expect to continue the growth both by hiring new employees and serving new business and markets. Our growth has placed, and will continue to place, a significant strain on our management and our operating and financial systems.

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

Internet Division

WE HAVE ENTERED INTO NEW BUSINESS VENTURES IN AN EVOLVING INDUSTRY IN WHICH THERE REMAIN UNPROVEN BUSINESS AND REVENUE MODELS.

The Internet, music and e-mail industry is rapidly evolving, extremely competitive, and the market place for internet-related shares has been very volatile. Furthermore, the music and e-mail business continues to indicate changing revenue models in the market place. Consequently, there can be no assurance that sufficient revenues will be generated to support our current operations and other capital requirements.

                                POPMAIL.COM, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

IN LIGHT OF RECENT CONSOLIDATION IN THE BROADCAST INDUSTRY AND RECENT DEVELOPMENTS IN THE MUSIC INDUSTRY, THE LOSS OF ANY SIGNIFICANT AFFILIATE OR ARTIST CONTRACTS WOULD NEGATIVELY IMPACT OUR OPERATIONS.

The last few years have brought substantial concentration of power among a few players in the broadcast industry. Consequently, significant portions of the industry are controlled by relatively few organizations. We currently have over 500 clients. As consolidation increases, these contracts may be merged or lost due to the landscape of the industry. In light of such consolidation, however, the loss of any of these significant affiliation contracts or our inability to enter into contracts with other clients in the broadcast industry would negatively impact our operations.

The reduction of artists touring and releasing new recording can significantly impact the level of activity on the fan club sites, membership and potential advertising associated with such.

OUR E-MAIL BASED PRODUCTS AND FAN CLUB SERVICES ARE DEPENDENT UPON THE INTERNET.

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

OUR FUTURE SUCCESS WILL DEPEND ON INCREASED ACCEPTANCE OF THE INTERNET AS A MEDIUM OF COMMERCE.

The market for Internet e-mail, fan club sites, private label newsletters and other services is relatively new and evolving rapidly. Our future success will depend, in part, upon our ability to provide services that are accepted by our existing and future clients as an integral part of their business model in providing content and information to their fans and viewers. The level of demand for Internet e-mail, fan club sites, private label newsletters and other services will depend upon a number of factors, including the following:

         the growth in consumer access to, and acceptance of, new interactive technologies such as the Internet;

         the adoption of Internet-based business models;

         the development of technologies that facilitate two-way communications between companies and target audiences; and

         acquiring members to the brands services.

Significant issues concerning the commercial use of Internet technologies, including security, reliability, privacy, cost, ease of use and quality of service, may inhibit the growth of services that use these technologies. Our future success will depend, in part, on our ability to meet these challenges, which must be met in a timely and cost-effective manner. We cannot be sure that we will succeed in effectively meeting these challenges, and our failure to do so

                                POPMAIL.COM, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

could materially and adversely affect our business.

Industry analysts and others have made many predictions concerning the growth of the Internet as a business medium. Many of these historical predictions have overstated the growth of the Internet. These predictions should not be relied upon as conclusive. The market for our Internet e-mail and fan club services may not continue to grow, our services may not be adopted and individual personal computer users in business or at home may not use the Internet or other interactive media for commerce, interaction and communication. If the market for Internet e-mail, fan club sites and other services fails to sustain growth, or develops more slowly than expected, or if our services do not achieve market acceptance, our business would be materially and adversely affected.

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

INCREASED COMPETITION RESULTING FROM AN INCREASE IN THE NUMBER OF E-MAIL FAN CLUB AND BRANDED LABEL NEWSLETTERS PROVIDERS MAY HAVE AN ADVERSE EFFECT ON POPMAIL'S FUTURE BUSINESS OPERATIONS.

Currently there are a growing number of e-mail providers, artist web sites, newsletters providers and competitors to our business. To the extent we can execute our plan and are successful within the current target vertical markets in which we compete (i.e., broadcast, media, sports, music and entertainment), we anticipate continued growth of clients and members to our e-mail services, newsletters and artist fan club sites. Others currently are competing and will attempt to compete in these Affinity vertical markets, which may have an adverse affect on our future business operations.

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

We plan to derive a substantial portion of our future revenues from online advertising and direct marketing in our branded e-mail, fan club newsletters, artist web sites and Web-based programs. If these services do not continue to achieve market acceptance, we may not generate sufficient revenue to support our continued operations. The Internet has not existed long enough as an advertising medium to demonstrate its effectiveness relative to traditional advertising. Advertisers and advertising agencies that have historically relied on traditional advertising remain slow to adopt online advertising. Many potential advertisers have limited or no experience using e-mail or the Web as an advertising medium. They may have allocated only a limited portion of their advertising budgets to online advertising, or may find online advertising to be less effective for promoting their products and services than traditional advertising media. If the market for online advertising fails to develop or develops more slowly than we expect, we may not sustain revenue growth or achieve or sustain profitability.

The market for e-mail advertising in general is vulnerable to the negative public perception associated with unsolicited e-mail, known as "spam." Public perception, press reports or governmental action related to spam could reduce the overall demand for e-mail advertising in general, which could reduce our revenue and prevent us from achieving or sustaining profitability.

IF WE DO NOT MAINTAIN AND EXPAND OUR CLIENT AND MEMBER BASE WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY FOR ADVERTISERS.

Our revenue has been derived primarily from the licensing of our e-mail services, set up and hosting fees through PopMail Network, creating content through IZ.com for specific brands and from management fees, ticket fees, commerce fees and artist travel packages through Fan Asylum. All three companies are seeking to provide timely and relevant information to their clients customers, fans and viewers with personalized content and information that is of most interest to the opt-in member or fan, through targeted e-mail, personalized newsletters and fan club sites. If we are unable to maintain and expand our affinity brand member base and add clients to our "affinity brand network," advertisers could find our audience less attractive and effective for promoting their products and services and we could experience difficulty retaining our existing advertisers and attracting additional advertisers. To date, we have relied on referral-based marketing activities to attract a portion of our members and will continue to do so for the foreseeable future. This type of marketing is largely outside of our control and there can be no assurance that it will generate rates of growth in our member base comparable to what we have experienced to date.

We would also be unable to grow our member base if a significant number of our current members and clients stopped using our services. Members may discontinue using our service if they object to having their online activities tracked or they do not find our content useful. In addition, our service allows our members to easily unsubscribe at any time by clicking through a link appearing at the bottom of our e-mail messages and selecting the particular categories from which they want to unsubscribe.

OUR BUSINESS DEPENDS ON OUR ABILITY TO PROVIDE SERVICES THAT CREATE, DELIVER AND DISTRIBUTE RELEVANT AND APPEALING CONTENT FROM AND FOR OUR CLIENTS THROUGH OUR AFFINITY E-MAIL SERVICES, PUBLISHING TOOLS AND FAN CLUB SITES; IF WE ARE NOT ABLE TO CONTINUE TO DELIVER SUCH CONTENT OR TO PROVIDE SUCH SERVICES, WE MAY BE NOT ABLE TO MAINTAIN AND EXPAND OUR MEMBER AND FAN BASE, WHICH COULD NEGATIVELY AFFECT OUR ABILITY TO RETAIN AND ATTRACT THE ADVERTISERS WE NEED TO GENERATE ADDITIONAL REVENUES.

                                POPMAIL.COM, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


Through IZ.com and Fan Asylum, we have relied on our editorial staff to identify and develop substantially all of our content utilizing content derived from other parties and from our clients. Because our members' preferences are constantly evolving, our editorial staff may be unable to accurately and effectively identify and develop content that is relevant and appealing to our members. As a result, we may have difficulty maintaining and expanding our member base, which could negatively affect our ability to retain and attract advertisers. If we are unable to retain and attract advertisers our revenue will decrease. Additionally, we license a small percentage of our content from third parties. The loss, or increase in cost, of our licensed content may impair our ability to assimilate and maintain consistent, appealing content in our e-mail messages or maintain and improve the services we offer to consumers. We intend to continue to strategically license a portion of our content for our e-mails from third parties, including content that is integrated with internally developed content. These third-party content licenses may be unavailable to us on commercially reasonable terms, and we may be unable to integrate third-party content successfully. The inability to obtain any of these licenses could result in delays in product development or services until equivalent content can be identified, licensed and integrated. Any delays in product development or services could negatively affect our ability to maintain and expand our member base.

IF WE DO NOT RESPOND TO OUR COMPETITION EFFECTIVELY, WE MAY LOSE CURRENT CLIENTS AND MEMBERS AND FAIL TO ATTRACT NEW ADVERTISERS, REDUCING OUR REVENUES AND HARMING OUR FINANCIAL RESULTS.

We face intense competition from both traditional and online advertising and direct marketing businesses. If we do not respond to this competition effectively, we may not be able to retain current advertisers or attract new advertisers, which would reduce our revenue and harm our financial results. Currently, several companies offer competitive e-mail direct marketing services, such as coolsavings.com, MyPoints.com, NetCreations, YesMail.com, Digital Impact and Exactis. We also expect to face competition from online content providers, list aggregators as well as established online portals and community Web sites that engage in direct marketing programs. Additionally, we may face competition from traditional advertising agencies and direct marketing companies that may seek to offer online products or services.

We also compete in high profile industries where our e-mail services, publishing tools and fan club site offerings must meet the demands of our fans and clients. It is imperative that we continue to make enhancements to the e-mail services, publishing tool and fan club site offerings if we are to continue growing our client and member base. Failure to make service and product enhancements could significantly impact our financial results.

WE DEPEND HEAVILY ON OUR NETWORK INFRASTRUCTURE AND IF THIS FAILS IT COULD RESULT IN UNANTICIPATED EXPENSES AND PREVENT OUR MEMBERS FROM EFFECTIVELY UTILIZING OUR SERVICES, WHICH COULD NEGATIVELY IMPACT OUR ABILITY TO ATTRACT AND RETAIN MEMBERS AND ADVERTISERS.

Our ability to successfully create and deliver our e-mail messages and private label newsletters and to keep fan club sites current depends in large part on the capacity, reliability and security of our networking hardware, software and telecommunications infrastructure. Failures within our network infrastructure could result in unanticipated expenses to address such failures and could prevent our members from effectively utilizing our services, which could prevent us from retaining and attracting members and advertisers. While our technology platform is considered state of the art, we do not currently have fully redundant systems or a formal disaster recovery plan in place for all companies. Our system is susceptible to natural and man-made disasters, including earthquakes, fires, floods, power loss and vandalism. Further, telecommunications failures, computer viruses, electronic break-ins or other similar disruptive problems could adversely affect the operation of our systems. Our insurance policies may not adequately compensate us for any losses that may occur due to any damages or interruptions in our systems. Accordingly, we could be

                                POPMAIL.COM, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

required to make capital expenditures in the event of unanticipated damage. In addition, our members depend on Internet service providers, or ISPs, for access to our Web site. Due to the rapid growth of the Internet, ISPs and Web sites have experienced significant system failures and could experience outages, delays and other difficulties due to system failures unrelated to our systems. These problems could harm our business by preventing our members from effectively utilizing our services.

OUR FUTURE SUCCESS WILL DEPEND ON INCREASED ACCEPTANCE OF THE INTERNET AS A MEDIUM OF COMMERCE.

The market for Internet e-mail and other services is relatively new and evolving rapidly. Our future success will depend, in part, upon our ability to provide services that are accepted by our existing and future members as an integral part of their business model. The level of demand for Internet e-mail and other services will depend upon a number of factors, including the following:

         the growth in consumer access to, and acceptance of, new interactive technologies such as the Internet;

         the adoption of Internet-based business models; and

         the development of technologies that facilitate two-way communication between companies and target audiences.

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

Industry analysts and others have made many predictions concerning the growth of the Internet as a business medium. Many of these historical predictions have overstated the growth of the Internet. These predictions should not be relied upon as conclusive. The market for our Internet e-mail services may not develop, our services may not be adopted and individual personal computer users in business or at home may not use the Internet or other interactive media for commerce and communication. If the market for Internet e-mail and other services fails to develop, or develops more slowly than expected, or if our services do not achieve market acceptance, our business would be materially and adversely affected.

WE MAY INCUR LIABILITY FOR THE INVASION OF PRIVACY.

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

         discretionary consumer spending;

         the overall success of the malls, entertainment centers and other venues where Cafe Odyssey restaurants are or will be located;

         economic conditions affecting disposable consumer income; and

         the continued popularity of themed restaurants in general and the Cafe Odyssey concept in particular.

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

OUR RESTAURANT DIVISION IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION WHICH COULD HAVE A NEGATIVE EFFECT ON OUR BUSINESS.

The restaurant industry, and to a lesser extent, the retail merchandising industry, are subject to numerous federal, state, and local government regulations, including those relating to:

                                POPMAIL.COM, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

         the preparation and sale of food;
         building and zoning requirements;
         environmental protections;
         minimum wage requirements;
         overtime;
         working and safety conditions;
         the sale of alcoholic beverages;
         sanitation;
         relationships with employees;
         unemployment;
         workers compensation; and
         citizenship requirements.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The following table lists recent sales of unregistered securities by the
Company:

-------------------------------------------------------------------------------------------------------------------------
                 TITLE AND                                                                         CASH OR
                 DESCRIPTION               AMOUNT OF                                               CONSIDERATION
     DATE        OF SECURITIES             SECURITIES                         ISSUED TO            RECEIVED
-------------------------------------------------------------------------------------------------------------------------
   4/17/2000     Warrants to Purchase      Warrants to purchase 550,000       Black Brook          In consideration for
                 Common Stock              shares at an exercise price of     Capital LLC, and     financial services
                                           $1.625                             Sands Brothers &
                                                                              Co., Ltd
-------------------------------------------------------------------------------------------------------------------------
   4/18/2000     Warrants to Purchase      Warrant to purchase 250,000        Blake Capital        In connection with
                 Common Stock (BCP         shares at an exercise price of     Partners, LLC        certain financing
                 Series)                   $2.00
-------------------------------------------------------------------------------------------------------------------------
   4/26/2000     Warrants to Purchase      Warrants to purchase 100,000       Maris Kott and       In consideration for
                 Common Stock              shares at an exercise price of     Dara Podber          financial services
                                           $1.625
-------------------------------------------------------------------------------------------------------------------------
   5/2/2000      Series G Convertible      600,000 shares of Series G         The Shaar Fund,      $4,000,000
                 Preferred Stock           Convertible Preferred Stock        Ltd.
                                           and a Warrant to purchase
                                           500,000 shares at an exercise
                                           price of $2.51
-------------------------------------------------------------------------------------------------------------------------
   5/15/2000     Warrants to Purchase      Warrant to purchase 80,000         Fairview Partners    In consideration for
                 Common Stock              shares at an exercise price of                          financial services
                                           $2.00
-------------------------------------------------------------------------------------------------------------------------
   6/14/2000     Common Stock, Warrants    Common Stock, Warrants to          Certain Accredited   $2,700,000
                 to Common Stock, and      purchase 300,000 shares at an      Investors
                 certain Adjustable        exercise price of $1.00 per
                 Warrants to purchase      shares, and certain Adjustable
                 Common Stock              Warrants to purchase Common
                                           Stock at a nominal exercise
                                           price
-------------------------------------------------------------------------------------------------------------------------
   6/15/2000     Warrants to Purchase      Warrants to purchase 300,000       J.P. Carey           In connection with
                 Common Stock              shares at an exercise price of     Securities, Fiji     certain financing
                                           $1.00                              Capital,
                                                                              Metropolitan
                                                                              Capital Partners,
                                                                              Inc.
-------------------------------------------------------------------------------------------------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 13, 2000, the Annual Meeting of Shareholders of PopMail.com, inc. ("Annual Meeting") was held. There were 36,272,928 shares of Common Stock entitled to vote at the meeting, 225,000 shares of Series E Preferred Stock and 3,729,694 Series F Preferred Stock. A total of 32,624,807 shares were represented at the meeting. The following matters were voted:

         (A) To ratify the acquisition of IZ.com, Incorporated and the issuance of up to 10,725,000 shares of PopMial common stock in connection therewith:

                 Shares Voted For              Against                    Abstain               Broker Non-Vote
                 ----------------              -------                    -------               ---------------
                    21,753,244                 750,541                    442,730                  9,678,292

         (B) Vote to approve an amendment to PopMail's 1997 Stock Option and Compensation Plan to increase the number of shares of common stock issuable thereunder from 1,250,000 to 3,000,000 shares:

                 Shares Voted For              Against                    Abstain               Broker Non-Vote
                 ----------------              -------                    -------               ---------------
                    21,297,538                1,196,762                   451,215                  9,678,292


         (C)      Vote to approve an amendment to the 1998 Director Stock Option
                  Plan to increase the number of shares of common stock issuable thereunder from 250,000 to 750,000 shares:

                 Shares Voted For              Against                    Abstain               Broker Non-Vote
                 ----------------              -------                    -------               ---------------
                    21,742,632                 741,078                    462,805                  9,678,292




         (D) To elect five directors. All of the management's nominees for directors as listed in the proxy statement were elected with the following:

                                                Shares Voted For               Withheld
                                                ----------------               --------
         Stephen D. King                           31,351,310                 1,273,497
         Jesse Berst                               31,362,810                 1,261,997
         Thomas W. Orr                             31,444,758                 1,180,049
         Michael L. Krienik                        31,444,758                 1,180,049
         Gary Schneider                            31,356,460                 1,268,347




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

    4.1 Form of Warrant to Purchase Shares of Common Stock of the Company (PP Series).

    4.2 Schedule identifying material details of warrants issued by the Company substantially identical to the warrant filed as Exhibit 4.1.

    4.3 Form of Warrant to Purchase Shares of Common Stock of the Company issued to Black Brook Capital LLC.
    4.4 Form of Warrant to Purchase Shares of Common Stock of the Company (SB Series).
    4.5 Schedule identifying material details of warrants issued by the Company substantially identical to the warrant filed as Exhibit 4.4.
    4.6 Form of Warrant to Purchase Shares of Common Stock of the Company issued to Fairview Partners.
    4.7 Form of Agents Warrant to Purchase Common Stock (issued in connection with a private placement.
    4.8 Schedule identifying material details of warrants issued by the Company substantially identical to the warrant filed as Exhibit 4.7.
    4.9 Form of Warrant Agreement dated June 12, 2000 (issued to Investors in connection with a private placement)
    4.10 Schedule identifying material details of warrants issued by the Company substantially identical to the warrant filed as Exhibit 4.9.
    4.11 Form of Adjustable Warrant dated as of June 12, 2000 (issued to Thompson Kernahan & Co., Inc. on behalf of investors in connection with a private placement)
    10.1.1 Promissory Note dated March 30, 2000 from King Family Partners, in favor of the Company.
    10.1.2  Management Agreement between Cafe Odyssey, LLC and H D Spirits,
            Inc. and Odyssey Restaurants, LLC dated May 2000.
    10.1.3 License and Credit Enhancement Agreement effective as of May 2000, between Cafe Odyssey, LLC and Odyssey Restaurants, LLC.

    27   Financial Data Schedule


         (b) REPORTS ON FORM 8-K


            On April 24, 2000, the Company filed a Current Report on Form 8-K/A dated February 9, 2000, under Item 7, filing the financial statements of IZ.com and the pro forma financial statements of the Company.

            On May 8, 2000, the Company filed a Current Report on Form 8-K dated May 2, 2000, under Item 5, announcing that it had completed an equity financing in the amount of $6,000,000.

            On June 30, 2000, the Company filed a Current Report on Form 8-K dated June 14, 2000 under Items 5 and 7 announcing the purchase of all of the outstanding common stock of Fan Asylum, Inc.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            POPMAIL.COM, INC.

                                            By: /s/ Stephen  J. Spohn
                                                ---------------------
                                            Stephen J. Spohn
                                            Chief Financial Officer


Date:    August 16, 2000