Form 10QSB
period 2000-10-01
POPMAIL COM INC
filed 2000-11-15
CIK 1044738

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2000

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 1, 2000, there were 4,747,052 shares of common stock, $.01 par value, outstanding.

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

--------------------------------------------------------------------------------

                                POPMAIL.COM, INC.
                                FORM 10-QSB INDEX
                                 OCTOBER 1, 2000

                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets -
               As of October 1, 2000 and January 2, 2000                       4

         Condensed Consolidated Statements of Operations -
               For the thirteen weeks and thirty-nine weeks ended
               October 1, 2000 and October 3, 1999                             5

         Condensed Consolidated Statements of Cash Flows -
               For the thirty-nine weeks ended October 1, 2000
               and October 3, 1999                                             6

         Notes to the Condensed Consolidated Financial Statements              7


ITEM 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  14



PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    28

ITEM 2.  Changes in Securities and Use of Proceeds                            28

ITEM 6.  Exhibits and Reports on Form 8-K                                     29

         Signatures                                                           30

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                POPMAIL.COM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                  October 1, 2000        January 2, 2000
                                                                                 ------------------     ------------------
                                     ASSETS
       CURRENT ASSETS
            Cash and equivalents                                                    $   322,514            $ 1,136,137
            Restricted cash                                                           2,000,000                     --
            Accounts receivable, net                                                    656,350                270,558
            Notes receivable                                                            315,000                     --
            Inventories                                                                  76,602                     --
            Other current assets                                                        813,097                450,015
                                                                                 ------------------     ------------------
                Total current assets                                                  4,183,563              1,856,710

       PROPERTY AND EQUIPMENT, net                                                    3,257,435              2,946,584
       ASSETS HELD FOR SALE, net                                                      3,000,000              7,549,644
       GOODWILL, net                                                                 74,796,430             36,277,346
       OTHER ASSETS                                                                   2,982,695                  7,312
                                                                                 ------------------     ------------------
                                                                                    $88,220,123           $ 48,637,596
                                                                                 ==================     ==================
                       LIABILITIES AND SHAREHOLDERS' EQUITY
       CURRENT LIABILITIES
            Notes payable                                                           $   343,952           $  6,037,518
            Convertible promissory notes payable                                      1,500,000              1,460,417
            Accounts payable                                                          2,041,444              1,329,222
            Due to affiliates                                                                --                120,000
            Accrued expenses                                                          3,362,600              1,111,204
                                                                                 ------------------     ------------------
                      Total current liabilities                                       7,247,996             10,058,361

       LONG-TERM OBLIGATIONS, less current maturities                                        --              1,321,643
                                                                                 ------------------     ------------------
                      Total liabilities                                               7,247,996             11,380,004
                                                                                 ------------------     ------------------

       COMMITMENTS AND CONTINGENCIES
       SHAREHOLDERS' EQUITY
            Common stock, $.01 par value, 100,000,000 shares authorized;
                 46,196,044 and 24,695,872 shares issued and outstanding                461,960                246,958
             Series C 8% convertible preferred stock                                         --                693,000
             Series D 8% convertible preferred stock                                         --              2,288,000
             Series E convertible preferred stock                                       386,366                350,000
             Series F preferred stock                                                48,640,477                     --
             Series G 10% convertible redeemable preferred stock                      6,000,000                     --
            Additional paid-in capital                                              110,470,734             74,901,160
            Less common stock subscribed and notes receivable
                  from affiliates                                                    (3,386,000)            (2,850,000)
            Accumulated deficit                                                     (81,601,410)           (38,371,526)
                                                                                 ------------------     ------------------
                  Total shareholders' equity                                         80,972,127             37,257,592
                                                                                 ------------------     ------------------
                                                                                    $88,220,123           $ 48,637,596
                                                                                 ==================     ==================


            The accompanying condensed notes are an integral part of
                          these financial statements.

                                POPMAIL.COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Thirteen weeks ended                      Thirty-nine weeks ended
                                              October 1, 2000     October 3, 1999         October 1, 2000     October 3, 1999
                                            ------------------- --------------------    ------------------- --------------------
REVENUES
     Internet marketing services, net          $   1,008,831       $     2,910              $  2,194,792         $      2,910

COSTS AND EXPENSES:
     General, administrative & develop.            5,247,755         1,827,570                12,777,765            2,788,346
     Amortization of goodwill                      9,788,488           885,844                22,302,813              885,844
                                            ------------------- --------------------    ------------------- --------------------
               Total costs and expenses           15,036,243         2,713,414                35,080,578            3,674,190
                                            ------------------- --------------------    ------------------- --------------------

LOSS FROM OPERATIONS                             (14,027,412)       (2,710,504)              (32,885,786)          (3,671,280)

OTHER INCOME (EXPENSE)
     Interest expense                               (280,095)         (372,165)               (1,820,731)            (759,497)
     Interest income                                      --             1,567                    83,355                4,754
     Debt guarantee costs                                 --                --                  (155,000)                  --
     Financial advisory services                    (380,215)               --                (2,565,359)                  --
     Loss on sale of assets                               --                --                  (761,707)                  --
                                            ------------------- --------------------    ------------------- --------------------
                                                    (660,310)         (370,598)               (5,219,442)            (754,743)
                                            ------------------- --------------------    ----------------------------------------
NET LOSS FROM CONTINUING
OPERATIONS                                       (14,687,722)       (3,081,102)              (38,105,228)          (4,426,023)

DISCONTINUED OPERATIONS
     Loss from operations of discontinued
     restaurant division                            (188,256)          (88,674)                 (816,213)          (1,119,457)
     Loss on disposal of restaurant
     division including provision of
     $200,000 for operating losses during
     Phase-out period                             (4,058,443)               --                (4,058,443)                  --
                                            ------------------- --------------------    ------------------- --------------------
NET LOSS                                       $ (18,934,421)      $(3,169,776)             $(42,979,884)        $ (5,545,480)

PREFERRED STOCK DIVIDENDS
AND ACCRETION                                        150,000         3,146,232                   250,000            3,338,461
                                            ------------------- --------------------    ------------------- --------------------

LOSS ATTRIBUTABLE TO
COMMON SHAREHOLDERS                            $ (19,084,421)      $(6,316,008)             $(43,229,884)        $ (8,883,941)
                                            =================== ====================    =================== ====================

BASIC AND DILUTED LOSS
PER COMMON SHARE:
     Continuing operations                  $          (0.34)      $     (0.25)             $      (1.03)        $      (0.46)
     Discontinued operations                           (0.10)            (0.01)                    (0.13)               (0.12)
                                            ------------------- --------------------    ------------------- --------------------
     Net loss                               $          (0.44)      $     (0.26)             $      (1.16)        $      (0.58)
                                            =================== ====================    =================== ====================

BASIC AND DILUTED NET LOSS
ATTRIBUTABLE TO COMMON
SHAREHOLDERS PER COMMON
SHARE                                          $       (0.45)      $     (0.51)             $      (1.16)        $      (0.93)
                                            =================== ====================    =================== ====================

BASIC AND DILUTED WEIGHTED
AVERAGE OUTSTANDING SHARES                        42,736,862        12,423,730                37,206,305            9,601,808
                                            =================== ====================    =================== ====================


            The accompanying condensed notes are an integral part of
                          these financial statements.

                                POPMAIL.COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Thirty-nine weeks ended
                                                                           October 1, 2000         October 3, 1999
                                                                          ------------------      ------------------
       OPERATING ACTIVITIES:
          Net cash used in operating activities                              (11,269,967)             (3,182,982)

       INVESTING ACTIVITIES:
          Purchases of property and equipment                                 (2,328,206)             (4,504,680)

       FINANCING ACTIVITIES:
          Proceeds from issuance of stock                                     10,603,252                      --
          Proceeds from issuance of preferred stock, net                       4,100,000               6,200,000
          Proceeds from exercise of options and warrants                       7,938,545                 262,420
          Proceeds from short-term notes payable                                      --               1,435,000
          Proceeds from long-term debt                                                --               1,000,000
          Proceeds from convertible notes payable                                     --               2,000,000
          Tenant allowance collected                                                  --               1,962,500
          Advances from shareholder                                                   --                (100,000)
          Cash restricted during the period                                   (2,000,000)                     --
          Payments on advances from shareholders and officers                   (120,000)                     --
          Payments on convertible notes payable                                 (500,000)                     --
          Payments on short-term notes payable                                (7,109,291)             (4,738,756)
          Payments on long-term debt                                            (127,956)               (127,938)
                                                                          ------------------      ------------------
                   Net cash provided by financing activities                  12,784,550               7,893,226
                                                                          ------------------      ------------------

       INCREASE (DECREASE) IN CASH EQUIVALENTS                                  (813,623)                205,564

       CASH AND EQUIVALENTS,
             Beginning of period                                               1,136,137                 106,247
                                                                          ------------------      ------------------

       CASH AND EQUIVALENTS, end of period                                   $   322,514              $  311,811

                                                                          ==================      ==================

       SUPPLEMENTAL DISCLOSURE OF CASH
              FLOW INFORMATION:
                Cash paid for interest                                       $   268,504              $  380,523


            The accompanying condensed notes are an integral part of
                          these financial statements.

                                POPMAIL.COM, INC.
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                 OCTOBER 1, 2000
                                   (UNAUDITED)


NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared by PopMail.com, inc. ("the Company" or "PopMail"), in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks and thirty-nine weeks ended October 1, 2000 are not necessarily indicative of the results that may be expected for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended January 2, 2000.

Net Loss Per Common Share

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods presented. The impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding, as the net effect would be antidilutive.

Use of Estimates

Preparing financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company accounts for income taxes using the liability method to recognize deferred income tax assets and liabilities. Deferred income taxes are provided for differences between the financial reporting and tax bases of the Company's assets and liabilities at currently enacted tax rates.

As of October 1, 2000 and January 2, 2000, the Company's deferred taxes consisted primarily of net operating loss carryforwards, pre-opening costs not currently deductible and accelerated methods of depreciation. The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits.

Restricted Cash

Restricted cash represents cash and certificates of deposit maturing within one year that are restricted in use by the Company. As of October 1, 2000, the restricted cash balance represents a deposit reserved to satisfy the Company's obligation in connection with the acquisition of Fan Asylum. See Note H for further discussion regarding Fan Asylum.

Other Assets

The Company has made investments in other entities through common stock swaps. Since the investments have less than 20% ownership rights in the entities, the Company has recorded these investments at cost in Other Assets on the balance sheet.

NOTE B  -  NATURE OF THE BUSINESS

PopMail is an online fan club marketing company, connecting people with their passions. PopMail accomplishes this by providing official fan clubs and fan club services for recording artists, sports teams, and clients in the broadcast and entertainment industry. These marketing services include access to preferred tickets, merchandise, exclusive news, chat, discussion, permission marketing and vanity web based email, official fan sites and access to discounted products related to the artist, sports team and/or personality.

The Company had a working capital deficit of $3,064,433 at October 1, 2000, (net of any assets held for sale) compared to working capital deficit of $8,696,477 on January 2, 2000, prior to any discontinued operation reclassifications. Cash and equivalents were $322,514 at October 1, 2000, representing a decrease of $813,623 from the cash and equivalents of $1,136,137 at January 2, 2000. Our ability to continue our present operations and successfully implement our expansion plans is contingent upon our ability to raise additional capital and increase our revenues and ultimately attain and sustain profitable operations. Without immediate additional financing, the cash generated from our current operations will not be adequate to fund operations and service our indebtedness during the remainder of 2000. There can be no assurance that additional financing will be available on terms acceptable to the Company or on any terms whatsoever. In the event we are unable to fund our operations and our business plan, we will be unable to continue as a going concern.

PopMail consists of two divisions, an Internet marketing division and a restaurant division.

Our Internet marketing division is in the business of connecting entertainment and media brands with their fans through the use of e-mail and fan club sites. The Internet division consists of three companies. PopMail Network, Inc. ("PopMail Network"), based in Irving, Texas, is a provider of permission and vanity web based e-mail services to broadcast stations, professional sports teams and other brand name clients in the media and entertainment industries. Fan Asylum, Inc. ("Fan Asylum"), based in San Francisco, California, is a provider of official online and offline fan club sites for recording artists in the music industry. IZ.com, Inc. ("IZ"), based in Bellevue, Washington, is a provider of digital publishing services, newsletters and technology for high-end brands. See Note J for further discussion regarding IZ.

The restaurant division develops, owns and operates upscale casual restaurants with multiple themed dining rooms. The Company has two "Cafe Odyssey" restaurants, one at the Mall of America in Bloomington, Minnesota, which opened in June 1998 and one at the Denver Pavilions, in Denver, Colorado, which opened in March 1999. The accompanying unaudited condensed consolidated financial statements have been prepared to reflect the restaurant division as a discontinued operation. See Note C for further discussion regarding the Company's announcement to divest its restaurant division.


NOTE C - DISCONTINUED OPERATIONS

Restaurant Management Agreement

On May 31, 2000, the Company entered into an agreement (the "Management Services Agreement") with an officer of the Company (the "Manager") to manage substantially all the operations of the Cafe Odyssey restaurant segment (the "Management Services") under the auspices of an independent management company (the "Management Company"). On May 31, 2000, the Manager resigned from the Company to fulfill his obligation to the Management Company under the Management Services Agreement. In exchange for the Management Services, the Company agreed to pay the Management Company approximately $452,000 per year for the Management Services. On July 1, 2000, a second officer of the Company resigned and became employed by the Management Company, at which point the annual Management Services fee increased to $675,000. The term of the Management Services Agreement is three years, but may be terminated during the term with 30 days advance notice. If terminated by the Company without cause prior to the second anniversary date of the Management Services Agreement, the Company is obligated to pay the Management Company (a) $1,474 per day for each day remaining in the first year of the term and (b) $1,063 per day for each day remaining in the second year of the term.

Concurrent with the execution of the Management Services Agreement, the Company entered into a license agreement granting the Management Company certain development and intellectual property rights associated with the Cafe Odyssey restaurants (the "License Agreement"). The Company granted the Management Company the right to develop up to four more Cafe Odyssey restaurants and the right to develop an unlimited number of additional Cafe Odyssey restaurants with the Company's approval, which shall not be unreasonably withheld (the "Development Rights"). In conjunction with the Development Rights, the Company agreed to (a) guarantee the leases for the first four Cafe Odyssey restaurants developed by the Management Company, (b) loan the Management Company up to $500,000 for the development of a new Cafe Odyssey restaurant located at a specific location defined in the License Agreement (the "New Location"), and (c) pledge the cash flows of the two Company owned Cafe Odyssey restaurants to secure up to $1.3 million in Management Company loans drawn to develop the New Location. The Company also granted the Management Company a perpetual, nonexclusive right to all intellectual property owned by the Company associated with the Cafe Odyssey restaurants.

In September 2000, the Company developed a formal plan for the divestiture of the restaurant division and has executed a letter of intent to sell the net assets to the Management Company's executive team. A definitive purchase agreement has not yet been executed. The Company has made an estimate of the realizable net value, should a sale occur, of approximately $3 million.

Pursuant to Accounting Principles Board opinion ("APB") No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the accompanying unaudited condensed consolidated financial statements have been reclassified to reflect the proposed sale of the restaurant division. The net assets of the restaurant division have been reported as Net Assets Held for Sale; the net operating results of the restaurant division have been reported as Loss from operations of discontinued restaurant division; and an estimated loss was recorded in the current period based on the Company's best estimate of the amount expected to be realized on the sale of the division, including a provision for an estimated loss from discontinued operations during the phase-out period.

Summarized financial information for the discontinued operations are as follows:


                                      At October 1, 2000                 At January 2, 2000
Current Assets                        $        97,013                    $        150,385
Property and Equipment, net                11,017,513                          11,920,218
Other Assets                                  306,887                             336,809
                                      -----------------                  -----------------
Total Assets                          $    11,421,413                    $     12,407,412

Current Liabilities                   $       692,550                    $        645,211
Long-Term Liabilities                       3,870,420                           4,212,557
                                      -----------------                  -----------------
Total Liabilities                     $     4,562,970                    $      4,857,768
                                      -----------------                  -----------------

Net Assets Held for Sale              $     6,858,443                    $      7,549,644
                                      -----------------                  -----------------
Write down of Assets to
realizable value                      $     3,858,443                    $             --
                                      -----------------                  -----------------

--------------------------------------------------------------------------------
For the thirteen weeks ended                October 1, 2000    October 3, 1999
--------------------------------------------------------------------------------
Restaurant Revenues                          $   2,637,747      $   3,545,782
Total Restaurant Expenses                        2,826,003          3,634,456
                                           ---------------      -------------

Loss from Discontinued Operations            $    (188,256)     $     (88,674)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
For the thirty-nine weeks ended             October 1, 2000    October 3, 1999
--------------------------------------------------------------------------------
Restaurant Revenues                          $   7,439,508      $   9,439,437
Total Restaurant Expenses                        8,255,721         10,558,894
                                           ---------------      -------------
Loss from Discontinued Operations            $    (816,213)     $  (1,119,457)
--------------------------------------------------------------------------------

NOTE D  -  REVERSE STOCK SPLIT

In September 2000, the Company received a notice from The Nasdaq Stock Market indicating that the Company's common stock had failed to maintain a minimum bid price greater than or equal to $1.00 over the preceding thirty consecutive trading days as required under Marketplace Rule 4310(c)(4). Should the Company's common stock fail to achieve and maintain a bid price equal to or greater than $1.00 for a minimum of ten consecutive trading days anytime before December 12, 2000, the Company's common stock will be delisted from the Nasdaq SmallCap Market. On October 12, 2000, the Company implemented a 10-for-1 reverse stock split. As of November 1, 2000, the Company had 4,747,052 post-split shares of common stock, $.01 par value, outstanding. Unless otherwise noted, all references within this 10-QSB refer to the Company's pre-split common stock numbers.


NOTE E  -  NOTES PAYABLE

In July 2000, the Company paid the remaining $1,000,000 balance due on a $3,000,000 revolving line of credit with a financial institution collateralized by a leasehold mortgage, security agreement and assignment of rents and income of the Company's Cincinnati restaurant. The Company also converted the remaining balance of a senior convertible promissory note, $1,003,334, plus accrued interest of $21,307, into 1,024,642 shares of the Company's common stock.


NOTE F  -  CONVERTIBLE PROMISSORY NOTE PAYABLE

The Company executed a senior convertible note for $2,000,000 in August 1999. The note had an original maturity date of August 2000, and the Company received an extension until October 30, 2000, by making a partial payment of $500,000. The Company has received a letter of intent from the lender with an offer to re-negotiate the note payable. The new terms would allow for monthly principal and interest payments of $100,000 begin January 1, 2001 and continuing through May 2002 at an interest rate of 14%. Under the proposed letter of intent, approximately $35,000 of interest would accrued in the fourth quarter of 2000 and the future maturities would be $1,031,000 and 469,000 for years 2001 and 2002.


NOTE G  -  CONTINGENCIES

The Company is involved in various legal actions rising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or the results of its operations.


NOTE H  -  SHAREHOLDERS' EQUITY

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

Series D - In August 1999, the Company issued 2,200 shares of Series D 8% convertible preferred stock with a stated value of $1,000 per share in a private placement. In addition, the Company issued warrants for the purchase of 300,000 shares of common stock at $3.00 per share to the investor. The Series D shares were convertible into the Company's common stock at a price equal to 65% of the market value at the time of conversion. During the quarter ended April 2, 2000, all 2,200 shares of Series D were converted into 965,647 shares of common stock.

Series E - In October 1999, the Company began issuing shares of Series E convertible preferred stock with a stated value of $2.00 per share in a private placement. The Company has completed its issuance and has issued a total of 225,000 Series E shares. For each Series E share issued, a warrant was also issued for the purchase of a share of common stock at $3.00 per share. Each Series E share is convertible into one share of common stock by dividing $2.00 by the lesser of (i) $2.00, or (ii) 70 percent of the average market price per share of our common stock for the ten days preceding the filing of a registration statement covering the resale of the shares issuable upon conversion of the Series E Preferred Shares. Series E shares are not entitled to dividends. During the quarter ended October 1, 2000, 31,817 shares of Series E were converted into 125,000 shares of common stock.

Series F - In connection with the IZ.com merger in February 2000, 287,408 shares of Series F convertible preferred stock were issued to the former stockholders of IZ.com, with an additional 130,508 shares issuable upon the exercise of IZ.com options assumed by PopMail. The Series F shares are convertible into shares of the Company's common stock at a rate of 25.66 shares for each share of Series F preferred stock. The Series F preferred stock (including shares issuable upon exercise of IZ.com options) will convert into approximately 10,725,000 shares of the Company's common stock and carries a liquidation preference of $28 million until the Company's market capitalization reaches $100 million or the Series F shareholders convert their shares to common stock.

Series G - In May 2000, the Company raised gross proceeds of $4 million from the private placement of Series G 10% convertible preferred stock with an aggregate stated value of $6 million. The purchaser of the Series G stock also received a warrant to purchase up to 500,000 shares of our common stock at an exercise price of $2.51 per share for no additional consideration. The Series G stock may not be converted before October 9, 2000. From October 10, 2000 to November 9, 2000, the conversion price will be equal to 97% of the adjusted market price of the common stock; from November 10, 2000 to January 7, 2001 the conversion price will be equal to 94% of the adjusted market price of the common stock; after January 8, 2001, the conversion price will be equal to 91% of the adjusted market price of the common stock; and if the common stock is delisted from Nasdaq, the conversion price will be equal to 75% of the adjusted market price of the common stock. The number of shares of common stock issuable upon conversion of the Series G stock is limited to approximately 7.2 million shares. The Company will redeem for cash, at 105 percent of stated value, any Series G stock that is not convertible into shares of common stock as a result of the foregoing limitation. As of October 1, 2000, no Series G have been converted.

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

On August 24, 2000, the Company purchased a $240,000 demand promissory note, the maker of whom is a significant shareholder, director and executive officer from an unaffiliated party, in exchange for 240,000 shares of the Company's common stock. The demand promissory note, dated February 14, 2000, bears an interest rate of 6.21% per year, with principal and accrued interest payable the earlier of (1) the third anniversary of the date of the note, or (2) within 30 days of written demand for repayment by the lender.

Re-negotiation of Fan Asylum Acquisition

The Company re-negotiated some of the terms pertaining to its acquisition of Fan Asylum. On June 14, 2000, the Company purchased 100% of the common stock of Fan Asylum from its sole shareholder ("the Seller") in exchange for up to 3.6 million shares of the Company's common stock ("the Purchase Price Shares"), valued at $9,000,000 per the agreement, subject to adjustments based on certain earn out and reset provisions. The Purchase Price Shares were divided into 800,000 fully vested initial shares and 2.8 million earn-out shares. At closing, the initial shares were delivered into an escrow account for the possible use to satisfy any indemnification obligations of the Seller. Under the terms of the acquisition, the earn-out shares were to vest with the Seller according to the number of artists with which Fan Asylum executes a fan club management agreement prior to July 14, 2001. Also, the initial shares are subject to a put right pursuant to which Seller has a one-time right to "put" the initial shares to the Company during the period between January 2, 2001 and January 31, 2001 at a price per share equal to the greater of $1.0625, or (ii) the average closing price of the Company's common stock over the five business days prior to the notice of exercise of the put. Pursuant to the terms of the acquisition, the Company has secured its ability to fulfill the put obligation with a $2 million cash deposit, which is recorded as restricted cash on the accompanying October 1, 2000 balance sheet.

In September 2000, the Company renegotiated the terms of the Fan Asylum acquisition and agreed to (i) accelerate the time period in which the Seller could put the initial shares to the Company, (ii) remove the earn-out provisions as a condition of Seller receiving the earn-out shares, and (iii) immediately retire a $200,000 debt obligation that was assumed in conjunction with the Fan Asylum acquisition. In consideration of the forgoing, the Seller agreed to complete a $400,000 private common stock placement with the Company at $0.46 per share, resulting in net proceeds to the Company, in October 2000, of approximately $186,000 after the aforementioned $200,000 retirement of debt was completed. As a result of the release of the Seller from the earn-out provisions, the Company's $7 million earn-out liability was released and is accounted for as additional paid in capital in the accompanying balance sheet as of October 1, 2000.

In conjunction with the Fan Asylum acquisition, the Company had also originally agreed to grant up to 4 million options to purchase common stock (the "Artist Options") to the music artists with which Fan Asylum executes fan club agreements subsequent to June 14, 2000. With the agreement to accelerate the put of the initial shares, the Company and the Seller have agreed to reduce the Artist Options from 4 million options down to 500,000 options (before the 10-for-1 reverse stock split). As of October 1, 2000, no Artist Options have been issued. The Company expects to grant most if not all of the Artist Options over the next 8 months.


NOTE I  -  BUSINESS SEGMENTS

The Company operates in two reportable segments, Internet marketing services and restaurant operations. The Internet marketing services segment began in the third quarter of 1999. Beginning in the third quarter of 2000, the Company's restaurant operations have been reported as discontinued operations. See Note C for further discussion of the restaurant segment.


NOTE J  -  SUBSEQUENT EVENTS

IZ.com, Inc.

On October 31, 2000, PopMail announced its intent to explore several divestiture options for its digital publishing company IZ.com. The Company stated that IZ.com does not fit its business model and that it will no longer support business opportunities that are still in development. The Company will be considering all offers including an offer from the current management team of IZ.com. Providing suitable terms are negotiated, the Company anticipates it will accelerate amortization of all remaining goodwill related to IZ.com during the fourth quarter of fiscal 2000.

Secured Promissory Note

On October 6, 2000, the Company entered into a secured promissory note payable for $600,000. The Company received net proceeds of $450,000 after discount and finders fees. The note is payable within 30 days and is collateralized by specific computer equipment located in Dallas, Texas. In connection with the loan the Company issued a 200,000 share five-year warrant with an exercise price of $0.375 to the lender. As of November 13, 2000, the Company is in payment default and may be required to pay an additional fee of $60,000, plus $3,000 for each complete day thereafter commencing 10 days after the default. The Company is re-negotiating the terms of this note, and no assurance can be given that any reductions will be attained.

ITEM 2.
                                POPMAIL.COM, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following management's discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report, and the audited financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended January 2, 2000. (All share numbers are pre-split values and do not take into account the 10-for-1 reverse stock split.)


OVERVIEW

PopMail.com, inc. ("the Company" or "PopMail") is an online fan club marketing company, connecting people with their passions. PopMail accomplishes this by providing official fan clubs and fan club services for recording artists, sports teams, and clients in the broadcast and entertainment industry. These marketing services include access to preferred tickets, merchandise, exclusive news, chat, discussion, permission marketing and vanity web based email, official fan sites and access to discounted products related to the artist, sport team and/or personality.

PopMail consists of two divisions, the Internet marketing services division and the restaurant division.

Our Internet division is in the business of connecting entertainment and media brands with their fans through the use of e-mail and fan club sites. The Internet division consists of three companies: PopMail Network, Inc. ("PopMail Network"), based in Irving, Texas, is a provider of permission and vanity web based e-mail services to broadcast stations, professional sports teams and other brand name clients in the media and entertainment industries. Fan Asylum, Inc. ("Fan Asylum"), based in San Francisco, California, is a provider of official online and offline fan club sites for recording artists in the music industry. IZ.com, Inc. ("IZ"), based in Bellevue, Washington, is a provider of digital publishing services, newsletters and technology for high-end brands. See the accompanying notes to the condensed consolidated financial statements for further discussion regarding the Company's announcement to divest IZ.com.

The restaurant division develops, owns and operates upscale casual restaurants with multiple themed dining rooms. The Company has two "Cafe Odyssey" restaurants, one at the Mall of America in Bloomington, Minnesota, which opened in June 1998 and one at the Denver Pavilions, in Denver, Colorado, which opened in March 1999. See the accompanying notes to the condensed consolidated financial statements for further discussion regarding the Company's announcement to divest its restaurant division and the classification of the restaurant division as a discontinued operation in the accompanying financial statements.

The Company closed its first restaurant operation, which was located in Cincinnati, Ohio, in August 1999. The Company finalized the sale of this property during the second quarter of 2000. The Company continues to have some associated expenses for this location in 2000 and such expenses are recorded with all restaurant expenses as discontinued operations.

Management's primary focus is to place all resources behind its fan club marketing business, consolidate its Internet platforms across the business and develop its fan club marketing business by exploring additional revenue sources and complementary services through marketing initiatives, partnerships and joint ventures. The Company targets four main vertical markets: music, sports, broadcast and entertainment. The Company is exploring other markets that are conducive to fan club marketing. The Company will continue to look for and explore business acquisitions for the Internet marketing division. However, no assurance can be given that other partnerships or acquisitions will be completed and or desired results achieved.

Future revenue and profits, if any, will depend upon various factors, including the rapidly changing marketing and e-commerce community of the Internet and general economic conditions. Currently, the Company's primary source of revenue results from preferred ticket and merchandise sales through Fan Asylum and annual license and hosting fees through its email division in Irving, Texas. There can be no assurances the Company will successfully implement its expansion plans of the Internet marketing services, in which case, it will continue to be dependent on debt and equity financing alternatives. The Company also faces all of the risks, expenses and difficulties frequently encountered in connection with the expansion and development of a new and expanding business. With the growth of the Internet marketing services division, the Company will continue to hire senior management to operate that division. There can be no assurance of the Company's capacity to achieve and sustain profitable operations, and without additional financing (of which there can be no assurance), the Company may not have sufficient funds to support its operations, retire its indebtedness in the ordinary course of business and pursue its business plan.

The Company has adopted a 52-53-week year ending on the Sunday nearest December 31 of each year.


RESULTS OF OPERATIONS FOR THE THIRTEEN WEEKS AND THIRTY-NINE WEEKS ENDED OCTOBER 1, 2000 AND OCTOBER 3, 1999

Net Revenues

Net revenues for the Internet marketing division, which was launched with the Company's first acquisition on August 19, 1999, were $1,008,831 and $2,910 for the thirteen weeks ended October 1, 2000 and October 3, 1999. This represents sales generated primarily by set-up, hosting, and license fees of PopMail Network, subscription, ticket and retail sales of Fan Asylum, and outsourced publishing fees of IZ.com. The Company's sales for the Internet marketing division for the thirty-nine weeks ended October 1, 2000 and October 3, 1999 were $2,194,792 and $2,910.

Our ability to continue our present operations and successfully implement our expansion plans is contingent upon our ability to increase our revenues and ultimately attain and sustain profitable operations. Without additional financing, the cash generated from our current operations will not be adequate to fund operations and service our indebtedness during 2000 and 2001.


Costs and Expenses

The Company had general, administrative and development expenses for the thirteen weeks ended October 1, 2000, of $5,247,755 compared to $1,827,570 for the thirteen weeks ended October 3, 1999, an increase of $3,420,185. The Company's general, administrative and development expenses for the thirty-nine weeks ended October 1, 2000, were $12,777,765 compared to $2,788,346 for the thirty-nine weeks ended October 3, 1999, an increase of $9,989,419. These increases reflect the results of the acquisitions of popmail.com, inc, ROI Interactive, LLC, IZ.com and Fan Asylum, and the related additions of the sales, publishing and development expenses related to those operations. The Company has had to address the numerous executive and administrative staffing requirements from its mergers and acquisitions, shareowner relationships and development costs associated with the build-out of the Internet marketing software. The Company will be seeking additional senior management personnel as well as support staff, which will also have an associated impact on future earnings. The Company expects to continue to incur operating losses throughout 2000.

Goodwill amortization expense for the thirteen weeks ended October 1, 2000, was $9,788,488 compared to $885,844 for the thirteen weeks ended October 3, 1999, an increase of $8,902,644. Goodwill amortization expense for the thirty-nine weeks ended October 1, 2000, was $22,302,813 compared to $885,844 for the thirty-nine weeks ended October 3, 1999, an increase of $21,416,969. This represents the excess of the purchase price and related costs over the fair value of the net assets the Company acquired through its mergers and acquisitions. The Company amortizes goodwill on a straight-line basis over a three-year period.

The Company's other income and expense consists primarily of interest expense and financial advisory services. The interest expense for thirteen weeks ended October 1, 2000 was $280,095 as compared to

$372,165 for thirteen weeks ended October 3, 1999, a decrease of $92,070. The interest expense for the thirty-nine weeks ended October 1, 2000 amounted to $1,820,731 compared to $759,497 for the thirty-nine weeks ended October 3, 1999, an increase of $1,061,234. The increase for the thirty-nine week period ended October 1, 2000 over the complementary period in 1999 relates primarily to the increased levels of debt outstanding during 2000 and the amortization of financing fees capitalized in raising debt. Of the $280,095 of interest expense reported for the thirteen weeks ended October 1, 2000 and the $1,820,731 of interest expense reported for the thirty-nine week period ended October 1, 2000, $58,176 and $268,504, respectively, was paid in cash. The Company's continuing business focus is to concentrate on only those portions of its business that generate positive cash flow.

The Company's financial advisory services are costs associated with services provided by third party financial advisors for the thirteen and thirty-nine weeks ended October 1, 2000, the Company recorded $380,215 and $2,565,359, of financial advisory service fees. These costs were paid with cash and through the issuance of new common stock and warrants.

The loss on the sale of assets of $761,707 recorded during the thirty-nine weeks ended October 1, 2000 represents the loss on the sale of the assets of its Cincinnati, Ohio restaurant during the second quarter.


Liquidity and Capital Resources

The Company had a working capital deficit of $3,064,433 at October 1, 2000, (net of any assets held for sale) compared to working capital deficit of $8,696,477 on January 2, 2000, prior to any discontinued operation reclassifications. Cash and equivalents were $322,514 at October 1, 2000, representing a decrease of $813,623 from the cash and equivalents of $1,136,137 at January 2, 2000. Our ability to continue our present operations and successfully implement our expansion plans is contingent upon our ability to raise additional capital and increase our revenues and ultimately attain and sustain profitable operations. Without immediate additional financing, the cash generated from our current operations will not be adequate to fund operations and service our indebtedness during the remainder of 2000. There can be no assurance that additional financing will be available on terms acceptable to the Company or on any terms whatsoever. In the event we are unable to fund our operations and our business plan, we will be unable to continue as a going concern.

During the twenty-six week period ended July 2, 2000, the Company completed four private placements of equity instruments resulting in cash proceeds to the Company of approximately $10,600,000. The proceeds from these private placements were primarily used to (a) pay various acquisition related costs, including amounts owed to affiliates, of approximately $2,500,000, (b) repay approximately $5,000,000 of notes payable outstanding at January 2, 2000, (c) invest approximately $2,500,000 in hardware and software related infrastructure, and
(d) fund the continuing operating needs of the Company.

During the quarter ended October 1, 2000, the Company completed the following financial arrangements:

In July 2000, the Company completed a factoring agreement, in which specific accounts receivables were assigned to an investor. The Company assigned the principal sum of $223,000 in exchange for $200,000 in cash. In addition, the investor received a five-year warrant to purchase 25,000 shares of the Company's common stock, par value $.01 per share, at an exercise price of $0.75 per share. This receivable assignment was re-paid in August 2000.

In August 2000, the Company completed a second factoring agreement, in which specific accounts receivables were assigned to the same investor. The Company assigned the principal sum of $334,000 in exchange for $250,000 in cash. The Investor has full recourse towards the Company for the entire principal sum. In addition, the investor received another five-year warrant to purchase 25,000 shares of the Company's common stock, par value $.01 per share, at an exercise price of $0.75 per share. This receivable assignment had a balance of approximately $152,000 still due the investor as of October 1, 2000.

In the thirteen week period ended October 1, 2000, the Company raised cash proceeds of approximately $1,833,000 from the exercise of 2,866,639 warrants. In order to induce the warrant holders to exercise their warrants, the Company amended their warrants (originally with exercisable prices generally ranging from $2.00 to $3.00 per share) by re-pricing the warrant to exercise prices ranging from $0.625 to $0.75 per share and generally issuing a replacement warrant with an exercise price of $0.625 to $1.00 per share for each original warrant exercised, provided that the investor completed the transaction within a specified time frame determined by the Company. One of the investors immediately exercised 400,000 of the replacement warrants for additional proceeds of $250,000.

The Company intends to fund the operations of the Internet marketing services division through equity and debt transactions, such as proceeds available from the exercise of stock options and warrants, and/or additional equity and debt financing for the Company or its subsidiaries. However, there can be no assurance such financing will be available on acceptable terms. If adequate financing is not available, the Company may consider modifying its operations or selling selected assets to reduce operating costs, increase efficiencies or raise cash.


RISK FACTORS

An investment in our common stock is very risky. You may lose the entire amount of your investment. Prior to making an investment decision, you should carefully review the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this report, the audited financial statements and notes included in the Company's Form 10-KSB for the fiscal year ended January 2, 2000, and consider the following risk factors (all share amounts are pre-split values and do not account for the 10-for-1 reverse stock split):

WE HAVE INCURRED LOSSES TO DATE AND WILL NEED ADDITIONAL FINANCING IN ORDER TO CONTINUE OPERATIONS AND PURSUE OUR BUSINESS PLAN.

We incurred net losses of approximately $43.2 million in the first nine months of 2000, $24.2 million in 1999, $6.7 million in 1998 and $4.0 million in 1997 and had a working capital deficit of approximately $3.1 million as of October 1, 2000. Our ability to continue our present operations and successfully implement our expansion plans is contingent upon our ability to increase our revenues and ultimately attain and sustain profitable operations. Without additional financing, the cash generated from our current operations will not be adequate to fund operations and service our indebtedness during 2000. There can be no assurance that additional financing will be available on terms acceptable to the Company or on any terms whatsoever. In the event that we are unable to fund our operations and our business plan, we will be unable to continue as a going concern.

OUR COMMON STOCK COULD BE DELISTED FROM THE NASDAQ SMALLCAP MARKET, WHICH DELISTING COULD HINDER YOUR ABILITY TO OBTAIN ACCURATE QUOTATIONS AS TO THE PRICE OF OUR COMMON STOCK, OR DISPOSE OF OUR COMMON STOCK IN THE SECONDARY MARKET.

Although our common stock is currently listed on the Nasdaq SmallCap Market, we cannot guarantee that an active public market for our common stock will continue to exist. In September 2000, the Company received a notice from The Nasdaq Stock Market indicating that the Company's common stock had failed to maintain a minimum bid price greater than or equal to $1.00 over the preceding thirty consecutive trading days as required under Marketplace Rule 4310(c)(4). Should the Company's common stock fail to achieve and maintain a bid price equal to or greater than $1.00 for a minimum of ten consecutive trading days anytime before December 12, 2000, the Company's common stock will be delisted from the Nasdaq SmallCap Market. To satisfy this objective, the Company chose to implement a reverse stock split. In such event, there is a risk that the Company's stock price will not rise fully in proportion to the reverse split, resulting in a material loss in market value for the Company's shareholders. In addition, we have responded to numerous inquiries from Nasdaq expressing concern over various matters, including but not limited to a "going concern" qualification expressed by our former independent auditors as of January 3, 1999. Accordingly, our securities may be delisted from the Nasdaq SmallCap Market or be required to reapply for listing meeting the Nasdaq initial listing requirements, which are generally more stringent than the requirements currently governing the Company's listing. Additional factors giving rise to such delisting could include, but are not be limited to: (1) a reduction of our net tangible assets to below $2,000,000, (2) a reduction to one active market maker, (3) a reduction in the market value of the public float of our securities to less than $1,000,000, (4) a reduction of the trading price of our Common Stock to less than $1.00 per share or (5) the discretion of the Nasdaq SmallCap Market.

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

Our plan of business development and our day-to-day operations rely heavily on the experience of Gary Schneider, our Chief Executive Officer and Stephen Spohn, our Chief Financial Officer. The loss of any of them could adversely affect the success of our operations and strategic plans and, consequently, have a detrimental effect on the market price of our stock.

WE MAY BE UNABLE TO HIRE QUALIFIED EMPLOYEES TO HELP IMPLEMENT AND MANAGE OUR EXPANSION PLANS, WHICH INABILITY COULD BE DETRIMENTAL TO THE VALUE OF YOUR INVESTMENT.

Our success will depend in large part upon our ability to supplement our existing management team. We will need to hire additional corporate level and management employees to help implement and operate our plans for expansion of our Internet marketing services division. The demand for individuals with management skills is high and many other businesses, most of which have greater name recognition and resources than the Company, compete for their services. Any inability or delay in obtaining additional key employees could have a material adverse effect on our expansion plans and, consequently, the market value of our stock.

DUE TO OUR LIMITED OPERATING HISTORY, YOU MAY FIND IT DIFFICULT TO ASSESS OUR ABILITY TO OPERATE PROFITABLY.

On September 1, 1999, we completed a merger with popmail.com, inc. ("Old Popmail"). Old Popmail was a provider of Internet email services to radio stations across the country. On December 3, 1999, we acquired ROI Interactive, LLC ("ROI"). ROI is a provider of permission and affinity based e-mail services to broadcast stations, professional sports teams and other brand name clients in the media and entertainment industries. On February 9, 2000, we acquired IZ.com Incorporated ("IZ.com"). IZ.com is a provider of digital publishing services, newsletters and technology for high-end brands. On June 15, 2000, we acquired Fan Asylum, Inc. ("Fan Asylum"). Fan Asylum is a provider of official online and offline fan club sites for recording artists in the music industry. Consequently, we face the added risks, expenses and difficulties related to developing and operating a new business enterprise. Given our lack of significant operating history, investors may have difficulty assessing the many factors which will determine our ability to generate future profits.

ONE INDIVIDUAL CONTROLS A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK AND MAY INFLUENCE OUR AFFAIRS.

Following our merger with Old Popmail on September 1, 1999, James L. Anderson was elected to our Board of Directors and served as its Chairman until his resignation on January 24, 2000. Effective February 1, 2000, Mr. Anderson resigned from our Board. Based upon a Schedule 13D filed with the Securities and Exchange Commission on September 13, 1999, Mr. Anderson controlled indirectly or directly, as of that date, approximately 59.6 percent of our outstanding common stock. As of October 1, 2000, Mr. Anderson indirectly or directly controlled approximately
21.5 percent of our outstanding common stock. Accordingly, he may have the ability to determine the election of members of the Board of Directors and determine the approval of corporate transactions and other matters requiring shareholder approval. Unless and until Mr. Anderson substantially decreases his percentage beneficial ownership in our common stock, he will continue to have significant influence over our affairs.

DUE TO THE LARGE NUMBER OF OUTSTANDING OPTIONS AND WARRANTS, OUR SHAREHOLDERS FACE A RISK OF SUBSTANTIAL FUTURE DILUTION AND DOWNWARD PRESSURE ON THE TRADING PRICE OF OUR COMMON STOCK.

As of October 1, 2000, we have a total of 40,653,594 shares of our common stock reserved for issuance pursuant to our stock options plans, outstanding preferred stock and common purchase warrants. Most of these shares have either been registered for resale or are subject to agreements providing for their registration for resale under certain circumstances. Accordingly, our existing shareholders face a substantial risk of dilution and the trading price of our common stock may decrease as these convertible securities are exercised or converted into shares of common stock and subsequently offered for sale through the Nasdaq SmallCap Market.

THERE IS A RISK THAT DUE TO THE LIMITATIONS PLACED ON THE CONVERSION OF THE SERIES G PREFERRED SHARES, THE PREFERRED SHAREHOLDER'S INVESTMENT MAY NOT BE CONVERTED INTO COMMON STOCK AND WOULD HAVE TO BE REDEEMED IN CASH.

The total number of shares of Common Stock issuable upon conversion of the Series G Preferred Stock and upon exercise of the Series G Warrant cannot exceed 20 percent of the number of shares of Common Stock of the Company issued and outstanding on May 2, 2000. In the event the holders of the Series G Preferred Stock and Warrant are unable to convert preferred shares into common stock because these limitations have been reached, we would be required to redeem the Series G Preferred Shares in cash at 105 percent of the stated value plus any accrued and unpaid dividends. It is possible that in such case we may not have sufficient cash and cash equivalents necessary to redeem the Series G Preferred Shares in cash.

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

Our authorized capital consists of 100,000,000 shares of capital stock. Our Board of Directors, without any action by the shareholders, may designate and issue shares in such classes or series (including classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. As of October 11, 2000, we have 47,470,871 shares of common stock issued and outstanding, 193,183 shares of Series E Convertible Preferred Stock, 287,408 shares of Series F Convertible Preferred Stock outstanding and 600,000 shares of Series G 10% Convertible Preferred Stock. As of October 1, 2000, a further 40,653,594 shares of common stock have been reserved as follows:

         a maximum of 792,849 shares of common stock reserved for issuance upon exercise of the Series E Preferred Shares, 193,183 shares of which are currently outstanding;

         a maximum of 7,375,000 shares of common stock reserved for issuance upon conversion of Series F Convertible Preferred Stock;

         a maximum of 6,724,282 shares of common stock reserved for issuance in connection with the Series G 10% Convertible Preferred Stock and upon exercise of certain warrants issued in connection with the Series G Preferred Stock;

         3,348,895 shares of common stock issuable upon exercise of options granted under the IZ.com Incorporated stock option plan assumed by the Company;

         2,600,000 shares issuable upon the exercise of the Class A Warrants issued as part of our initial public offering and the partial exercise of the underwriter's over-allotment;

         16,062,568 shares issuable upon the exercise of outstanding warrants (excluding the warrants issued in connection with the sale of the Series G Preferred Stock);

         3,000,000 shares reserved for issuance under our 1997 Stock Option and Compensation Plan, of which options reverting to 2,627,660 shares are currently outstanding;

         750,000 shares for issuance under our 1998 Director Stock Option Plan, of which options relating to 398,333 shares are currently outstanding.

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

The last few years have brought substantial concentration of power among a few players in the broadcast industry. Consequently, significant portions of the industry are controlled by relatively few organizations. We currently have over 400 clients. As consolidation increases, these contracts may be merged or lost due to the landscape of the industry. In light of such consolidation, however, the loss of any of these significant affiliation contracts or our inability to enter into contracts with other clients in the broadcast industry would negatively impact our operations.

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

Currently there are a growing number of e-mail providers, artist web sites, newsletters providers and competitors to our business. To the extent we can execute our plan and are successful within the current target vertical markets in which we compete (i.e., broadcast, sports, music and entertainment), we anticipate continued growth of clients and members to our e-mail services, newsletters and artist fan club sites. Others currently are competing and will attempt to compete in these Affinity vertical markets, which may have an adverse affect on our future business operations.

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

We would also be unable to grow our member base if a significant number of our current members and clients stopped using our service. Members may discontinue using our service if they object to having their online activities tracked or they do not find our content useful. In addition, our service allows our members to easily unsubscribe at any time by clicking through a link appearing at the bottom of our e-mail messages and selecting the particular categories from which they want to unsubscribe.

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

Our ability to successfully create and deliver our e-mail messages and private label newsletters and to keep fan club sites current depends in large part on the capacity, reliability and security of our networking hardware, software and telecommunications infrastructure. Failures within our network infrastructure could result in unanticipated expenses to address such failures and could prevent our members from effectively utilizing our services, which could prevent us from retaining and attracting members and advertisers. While our technology platform is considered state of the art, we do not currently have fully redundant systems or a formal disaster recovery plan in place for all companies. Our system is susceptible to natural and man-made disasters, including earthquakes, fires, floods, power loss and vandalism. Further, telecommunications failures, computer viruses, electronic break-ins or other similar disruptive problems could adversely affect the operation of our systems. Our insurance policies may not adequately compensate us for any losses that may occur due to any damages or interruptions in our systems. Accordingly, we could be required to make capital expenditures in the event of unanticipated damage. In addition, our members depend on Internet service providers, or ISPs, for access to our Web site. Due to the rapid growth of the Internet, ISPs and Websites have experienced significant system failures and could experience outages, delays and other difficulties due to system failures unrelated to our systems. These problems could harm our business by preventing our members from effectively utilizing our services.

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

Restaurant Division

WE HAVE DEVELOPED A FORMAL PLAN FOR THE DIVESTITURE OF THE RESTAURANT DIVISION AND HAVE RECLASSIFIED THE DIVISION AS DISCONTINUED OPERATIONS.

There is no guarantee that the Company will be able to complete the sale of the Restaurants, as contemplated, or upon the terms acceptable to the Company. Accordingly, the Company is still subject to certain risks associated with the Restaurant Division.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The following table lists recent sales of unregistered securities by the
Company:

----------------------------------------------------------------------------------------------------------------------------
                 TITLE AND                                                                         CASH OR
                 DESCRIPTION OF            AMOUNT OF                                               CONSIDERATION
     DATE        SECURITIES                SECURITIES *                       ISSUED TO            RECEIVED
----------------------------------------------------------------------------------------------------------------------------
   6/5/2000      Common Stock              800,000 Shares                     Tim McQuaid          As consideration in
                                                                                                   a merger transaction

   6/13/2000     Common Stock              450,706 Shares                     CraftClick.com       As consideration for
                                                                                                   an investment

   7/19/2000     Warrants to Purchase      Warrants to purchase 50,000        Cam Birge            In consideration for
                 Common Stock              shares at an exercise price of                          financial services
                                           $0.75

   7/26/2000     Warrants to Purchase      Previously issued Warrants to      Maris Kott and       In consideration for
                 Common Stock              purchase 100,000 shares at an      Dara Podber          financial services
                                           exercise price of $1.625 were
                                           repriced to $0.75 per share

   7/26/2000     Warrants to Purchase      Warrants to purchase 300,000       J.P. Carey           In connection with
                 Common Stock              shares at an exercise price of     Securities, Fiji     certain financing
                                           $1.00 repriced to purchase         Capital,             arrangements
                                           200,000 shares at an exercise      Metropolitan
                                           price of $0.75                     Capital Partners,
                                                                              Inc.

   7/28/2000     Warrants to Purchase      Warrants to purchase 25,000        Andrew Green         In connection with
                 Common Stock              shares at an exercise price of                          certain financing
                                           $0.75                                                   arrangements

   8/2/2000      Common Stock              300,000 Shares                     Phil Bane            Pursuant to a
                                                                                                   Restricted Stock
                                                                                                   Purchase Agreement

   8/15/2000     Common Stock              60,000 Shares                      Metropolitan         In consideration for
                                                                              Capital Partners,    financial services
                                                                              Inc.

   8/18/2000     Warrants to Purchase      Warrants to purchase an            Certain Accredited   In connection with
                 Common Stock              aggregate of 2,000,000 shares at   Investors            an agreement to
                                           an exercise price of $0.625                             immediately exercise
                                                                                                   previously
                                                                                                   outstanding warrants

   8/25/2000     Common Stock              240,000 Shares                     Wayne Mills          In consideration of
                                                                                                   purchase of Promissory
                                                                                                   Note of Officer and
                                                                                                   Director of the Company
----------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
                 TITLE AND                                                                         CASH OR
                 DESCRIPTION OF            AMOUNT OF                                               CONSIDERATION
     DATE        SECURITIES                SECURITIES *                       ISSUED TO            RECEIVED
-------------------------------------------------------------------------------------------------------------------------
  08/28/2000     Warrants to Purchase      Warrants to purchase 25,000        Andrew Green         In connection with
                 Common Stock              shares at an exercise price of                          certain financing
                                           $0.75                                                   arrangements

   9/14/2000     Warrants to Purchase      Warrants to purchase 200,000       Apache Bluff Corp.   In consideration for
                 Common Stock              shares at an exercise price of                          financial consulting
                                           $0.50                                                   services

   9/14 and      Warrants to Purchase      Warrants to purchase an            Certain Accredited   In connection with
   9/15/2000     Common Stock              aggregate of 618,626 shares at     Investors            an agreement to
                                           an exercise price of $1.00                              immediately exercise
                                                                                                   previously
                                                                                                   outstanding warrants
-------------------------------------------------------------------------------------------------------------------------

*All share amounts and exercise prices are pre-split values and do not take into account the 10-for-1 reverse stock split.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)   EXHIBITS


         4.1 Form of Warrant to Purchase Shares of Common Stock of the Company issued to Cam Birge.

         4.2 Form of Warrant to Purchase Shares of Common Stock of the Company (R Series).

         4.3 Schedule identifying material details of warrants issued by the Company substantially identical to the warrant filed as
               Exhibit 4.2.

         4.4 Form of Warrant to Purchase Shares of Common Stock of the Company issued to Apache Bluffs.

         4.5 Form of Warrant to Purchase Shares of Common Stock of the Company (RW Series).

         4.6 Schedule identifying material details of warrants issued by the Company substantially identical to the warrant filed as
               Exhibit 4.5.

         10.1 Amendment to Stock Purchase Agreement dated as of October 11, 2000 by and among PopMail.com, inc., Fan Asylum, Inc. and Tim McQuaid.

         10.2 Stock Purchase Agreement dated June 7, 2000 by and among CraftClick.com, Inc. and PopMail.com, inc.


         27    Financial Data Schedule


         (B)   REPORTS ON FORM 8-K


         On September 20, 2000, the Company filed a Current Report on Form 8-K dated September 15, 2000, under Items 5 and 7, announcing that it had signed a letter of intent to sell its Cafe Odyssey restaurant division to the restaurant division's executive management team.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       POPMAIL.COM, INC.


                                       By: /s/ Stephen J. Spohn
                                           -------------------------------------
                                           Stephen J. Spohn
                                           Chief Financial Officer


Date:    November 14, 2000