Form 10KSB/A
period 2000-01-02
POPMAIL COM INC
filed 2000-12-21
CIK 1044738

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JANUARY 2, 2000

                         COMMISSION FILE NUMBER 0-23243

                                POPMAIL.COM, INC.
             (Exact name of registrant as specified in its chapter)

           MINNESOTA                                 31-1487885
   ------------------------                   -----------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

                         1331 CORPORATE DRIVE, SUITE 350
                               IRVING, TEXAS 75038
                                 (972) 550-5500

               (Address, including zip code, and telephone number
                  of registrant's principal executive offices)

                         ------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                Shares of Common Stock (par value $.01 per share)

                         Common Stock Purchase Warrants
                         ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

The Company's revenues from continuing operations for the fiscal year ended January 2, 2000 totaled $106,744.

As of November 17, 2000, the aggregate market value of the registrant's common stock, $.01 par value, held by non-affiliates of the registrant, computed by reference to the average high and low prices on such date as reported by the Nasdaq SmallCap Market was $1,577,000. As of November 17, 2000, there were outstanding 4,846,839 shares of the registrant's common stock.

       This Annual Report on Form 10-KSB/A amends and replaces in its entirety the Company's Annual Report on Form 10-KSB filed April 4, 2000. This Form 10-KSB/A restates the Consolidated Financial Statements to reflect the reclassification of the Company's restaurant division as a discontinued operation during the third quarter of fiscal 2000 and the implementation of a 10-for-1 reverse stock split of the Company's common stock during the fourth quarter of fiscal 2000. See also the accompanying notes to the consolidated financial statements regarding the Company's divestiture of IZ.com, which also occurred in the fourth quarter of fiscal year 2000. Conforming changes have also been made in the footnotes to the Financial Statements.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the registrant's definitive proxy statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Items 9, 10, 11 and 12 of Part III hereof.

                           FORWARD-LOOKING STATEMENTS

       Certain of the matters discussed in the following pages, constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. Forward-looking statements involve a number of risks and uncertainties, and, in addition to the risk and other factors discussed in this Form 10-KSB/A, other factors that could cause actual results to differ materially are the following: the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; competitive pressures from other providers of email-based services; ability to raise additional capital required to support the Company's operations and enable the Company to pursue its business plan; government regulation of the Internet; business conditions, such as inflation or a recession, and growth in the general economy; changes in monetary and fiscal policies, other laws and regulations; and other risks identified from time to time in the Company's SEC reports, registration statements and public announcements.

                                TABLE OF CONTENTS



PART I                                                                Page
     ITEM 1.      Description of Business.............................  1
                  Risk Factors........................................  7
     ITEM 2.      Description of Property............................. 18
     ITEM 3.      Legal Proceedings................................... 20
     ITEM 4.      Submission of Matters to a Vote of Security Holders. 20

PART II

     ITEM 5.      Market for Common Equity and Related Shareholder
                  Matters............................................. 21
     ITEM 6.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations............... 27
     ITEM 7.      Financial Statements................................ F-1
     ITEM 8.      Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure................. 30

PART III

     ITEM 9.      Directors, Executive Officers, Promoters and Control
                    Persons; Compliance with Section 16(a) of the
                    Exchange Act...................................... 31
     ITEM 10.     Executive Compensation.............................. 31
     ITEM 11.     Security Ownership of Certain Beneficial Owners and
                  Management.......................................... 31
     ITEM 12.     Certain Relationships and Related Transactions...... 31

     ITEM 13.     Exhibits and Reports on Form 8-K.................... 32

SIGNATURES.............................................................39

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

       PopMail.com, inc. ("PopMail") currently consists of two divisions, the restaurant division and the Internet division.

       The restaurant division develops, owns and operates restaurants with multiple themed dining rooms designed to appeal to the upscale casual dining market. PopMail has Cafe Odyssey restaurants at the Mall of America in Bloomington, Minnesota, which opened in June 1998, and in the Denver Pavilions, which opened in March 1999.

       During the fiscal quarter ended October 1, 2000, the Company developed a formal plan for the divestiture of the restaurant division. The consolidated financial statements of the Company, included as part of this filing, have thus been restated to reflect the restaurant division as discontinued operations.

       Our Internet marketing division is in the business of connecting entertainment and media brands with their fans through the use of email and fan club sites. The Internet division consists of three companies: PopMail Network, Inc. ("PopMail Network"), based in Irving, Texas, is a provider of permission and vanity web based e-mail services to broadcast stations, professional sports teams and other brand name clients in the media and entertainment industries; Fan Asylum, Inc. ("Fan Asylum"), based in San Francisco, California, is a provider of official online and offline fan club sites for recording artists in the music industry; and formerly IZ.com, Inc. ("IZ"), which was based in Bellevue, Washington, and was a provider of digital publishing services, newsletters and technology for high-end brands. The Company has recently completed the sale of IZ.com, as it no longer fit with the Company's ongoing business plan.

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

       Effective February 9, 2000, PopMail acquired IZ.com, Incorporated ("IZ.com"), a Delaware corporation. IZ.com was attempting to integrate the use of multiple media - television, the Internet and email - to reach 18 to 25 year olds and derive commerce. PopMail attempted to build a brand and marketing strategy that will allow it to dominate its target market. As a result of the acquisition, Iz.com changed its strategic focus to apply its multimedia expertise to the email-based marketing business operated by PopMail.

       In December 2000, the Company sold the assets of IZ.com to its current management team.

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

       As noted in the Risk Factors section of this Form 10-KSB/A, the Company has incurred substantial operating losses to date and, as of January 2, 2000, has a deficiency in working capital of approximately $8.2 million, net of any restaurant assets reclassified to net assets of discontinued operations. There can be no assurance of the Company's capacity to achieve and sustain profitable operations, and without additional financing (of which there can be no assurance) the Company may not have sufficient funds to support its operations, retire its indebtedness in the ordinary course of business and pursue its business plan.

       As also noted in the Risk Factors section of this Form 10-KSB/A, the factors discussed in the preceding paragraph (among other factors) give rise to a risk that the Company's common stock will be delisted from the Nasdaq SmallCap Market, leading to a loss of liquidity and a decrease in the market price of the Company's stock.

       In September 2000, the Company received a notice from The Nasdaq Stock Market indicating that the Company's common stock had failed to maintain a minimum bid price greater than or equal to $1.00 over the preceding thirty consecutive trading days as required under Marketplace Rule 4310(c)(4). Should the Company's common stock fail to achieve and maintain a bid price equal to or greater than $1.00 for a minimum of ten consecutive trading days anytime before December 12, 2000, the Company's common stock will be delisted from the Nasdaq SmallCap Market. On October 12, 2000, the Company implemented a 10-for-1 reverse stock split. As of November 17, 2000, the Company had 4,846,839 post-split shares of common stock, $.01 par value, outstanding. Unless otherwise noted, all references within this 10-KSB/A have been restated to reflect the Company's post-split common stock numbers.

       In December 2000, the Company received an additional notice from The Nasdaq Stock Market indicating that the Company failed to maintain a minimum of two active market makers for 10 consecutive trading days as required by Nasdaq Marketplace Rule 4310(c)(01). This deficiency, as well as the minimum bid price deficiency, will be considered at a oral hearing by the Nasdaq Listing Qualifications Panel on January 11, 2001.

DESCRIPTION OF POPMAIL NETWORK, INC.

       PopMail Network (the "Network") provides email services that allow its Clients to provide: 1) outbound distribution email messages to registrants of the services and network and 2) web based affinity email accounts to visitors of our Client's sites i.e., joe@yoursitemail.com. Network has over 400 Clients in the broadcast, professional sports teams, media and entertainment industries. Network considers its Clients to be "Affiliates," and the subscribers to ENEWSNOTIFIER(TM) and PopMail(TM) to be "Members" because of their affinity towards, and willingness to receive, information from one or more Affiliates. Together, these combined services create a permission and affinity based email marketing network. The distribution through this network, called "e-channels", is customized for each Member, allowing them to select exactly the content they choose from their favorite broadcast, entertainment and sports companies. "Clients" are defined as entities that either pay Network for services or while not paying for a service, have agreed through contract to provide Network either some right, limited or complete, to communicate with Member(s). As a result, some Network Clients both pay Network money and allow access to Members while other Network Clients may only allow Network access to Members. Network has historically provided customized email services and distribution to meet the marketing needs of individual businesses forming a one-to-one relationships with their customers in the broadcast, media, sports and entertainment industries.

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

       Growing Demand and Use for Email: the benefits of using email are: low cost and higher response rates compared to traditional advertising and direct mail, global reach, tracking of users interests, ease of use, and near real time delivery.

       Unique Position Within a Growing Market: much commercial email is unsolicited and is generic - not targeted to the recipient's needs or interests. The majority of this commercial email is the electronic equivalent of junk mail. Users receive these unsolicited emails from retail and category "opt-in" lists or from lists compiled as they visit various web sites. This approach is increasingly ineffective and disliked by recipients. In fact, growing resentment towards unsolicited commercial email may lead to privacy regulation in the United States.

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

SERVICES

       At the present time, Network offers two proprietary email services, which are described below.

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

       At present, Network targets four vertical markets for its email services: broadcast, media, sports and entertainment. Companies in these vertical markets typically have customers with a stronger affinity for their product or service - such as a favorite sports team, radio station, personality, or publication. Using Network's email services allows Clients to cut through the clutter and inefficiencies of traditional marketing, and more effectively and efficiently promote and brand their content, products or services to their viewers, listeners, fans and customers on the topics and items already of interest to them. Benefits and examples of these programs in action include:

     - Television Stations increase ratings by using ENN to notify members, via email, about news stories of interest to them scheduled for broadcast on their station.
     - Radio Stations advertise their brand and drive traffic to their sites by using PopMail(TM).
     - Sports Teams provide advanced information to Members, sell tickets and merchandise and sponsor promotions using ENN.6

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

COMPETITION

       There are many companies which compete directly or indirectly with PopMail. Those in customer relationship management and outbound email production include public companies such as Critical Path (CPTH), Digital Impact (DIGI) Mail.com (MAIL), Message Media, Inc. (MESG), Kana Communications, Inc., (KANA) 24/7 Media Inc. (TFSM) and Exactis (XACT). There are a host of large and smaller privately held companies. IZ's competitors include InfoBeat, Lifeminders (LFMN), YesMail (YESM) and Netcreations(NTCR).

       At present, there are few affinity based email companies combining affinity content with branded email and permission based email-marketing services specifically towards the vertical markets we are currently in.

STRATEGY

       Network plans to employ the following growth strategies:
         - Continue to solidify its presence in its current targeted vertical markets. At present, Network has signed agreements with more than 400 Clients. Many of these Clients have not fully utilized the capability of the Network services by introducing advertising or e-commerce for up-selling and, as such, Network is also focusing on the education of its Clients and Members to increase usage and, ultimately, Members.
         - Grow its existing member databases.
         - Assist Clients in the development of affinity rich content for distribution through the network to permission based Members.
         - Seek out and acquire companies that can enhance our goals, member growth and content development.
         - Form strategic relationships with other businesses that may provide compatible and collaborative Internet services for the
           Company's Broadcast, Media, Sports and Entertainment Clients.
         - Select and move aggressively into other vertical markets where
           Network's products and services can be effective branding and marketing tools.
         - Generate revenue from each contact between the Company and each Client.

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

INTELLECTUAL PROPERTY

       The Company relies on tradename and trademark protection for its proprietary names and logos. PopMail has not registered or sought to register any patents. The Company seeks to protect its know-how and trade secrets primarily through confidentiality and license agreements.

DESCRIPTION OF FAN ASYLUM, INC.

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

DESCRIPTION OF RESTAURANT DIVISION

GENERAL

       During the fiscal quarter ended October 1, 2000, the Company developed a formal plan for the divestiture of the restaurant division. The consolidated financial statements of the Company, included as part of this filing, have thus been restated to reflect the restaurant division as discontinued operations.

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

       PopMail has no current plans to expand the restaurant division through additional owned restaurants. The Company may ultimately license more Cafe Odyssey restaurants or enter into other arrangements for additional restaurants, which do not require the Company to invest substantial amounts of capital.

       In 1996 the Company opened a restaurant in Cincinnati, Ohio (the "Kenwood Restaurant") under the trade name Hotel Discovery. PopMail closed the Kenwood Restaurant in September 1999. In connection with the sale completed in April 2000, PopMail assigned the lease for the Kenwood restaurant property to the buyer, who is required to make the lease payments. PopMail remains primarily obligated under the lease. In November 2000, the buyer has notified the Company about its intention to re-sell the unit. The Company has also been informed that two months of property lease payments are past due.

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

       PopMail strives to maintain quality operations through extensive training of its employees and careful supervision of personnel. PopMail has developed a detailed operations manual containing specifications relating to food and beverage preparation, maintenance of premises and employee conduct. Each restaurant is expected to have a director of operations with a staff of five to seven managers and a staff accountant. Each director of operations reports directly to the Manager of Management Company.

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

RISK FACTORS

       An investment in our common stock is very risky. You may lose the entire amount of your investment. Prior to making an investment decision, you should carefully review the accompanying consolidated financial statements and related notes included elsewhere in this report and consider the following risk factors:

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

       Although our common stock is currently listed on the Nasdaq SmallCap Market, we cannot guarantee that an active public market for our common stock will continue to exist. In September 2000, the Company received a notice from The Nasdaq Stock Market indicating that the Company's common stock had failed to maintain a minimum bid price greater than or equal to $1.00 over the preceding thirty consecutive trading days as required under Marketplace Rule 4310(c)(4). To satisfy this objective, the Company chose to implement a reverse stock split. The Company's share price has substantially fallen below the minimum bid price of $1.00. In December 2000, the Company received an additional notice from The Nasdaq Stock Market indicating that the Company failed to maintain a minimum of two active market makers for 10 consecutive trading days as required by Nasdaq Marketplace Rule 4310(c)(01). This deficiency, as well as the minimum bid price deficiency, will be considered at a oral hearing by the Nasdaq Listing Qualifications Panel on January 11, 2001. In addition, we have responded to numerous inquiries from Nasdaq expressing concern over various matters, including but not limited to a "going concern" qualification expressed by our former independent auditors as of January 3, 1999. Accordingly, our securities may be delisted from the Nasdaq SmallCap Market or be required to reapply for listing meeting the Nasdaq initial listing requirements, which are generally more stringent than the requirements currently governing the Company's listing. Additional factors giving rise to such delisting could include, but are not be limited to: (1) a reduction of our net tangible assets to below $2,000,000, (2) a reduction to one active market maker, (3) a reduction in the market value of the public float of our securities to less than $1,000,000, (4) a reduction of the trading price of our common stock to less than $1.00 per share or (5) the discretion of the Nasdaq SmallCap Market.

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

       Our plan of business development and our day-to-day operations rely heavily on the experience of the executive management team. The loss of any person could adversely affect the success of our operations and strategic plans and, consequently, have a detrimental effect on the market price of our stock.

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

DUE TO OUR LIMITED OPERATING HISTORY, YOU MAY FIND IT DIFFICULT TO ASSESS OUR ABILITY TO OPERATE PROFITABLY.

       On September 1, 1999, we completed a merger with popmail.com, inc. ("Old Popmail"). Old Popmail was a provider of Internet email services to radio stations across the country. On December 3, 1999, we acquired ROI Interactive, LLC ("ROI"). ROI is a provider of permission and affinity based email services to broadcast stations, professional sports teams and other brand name clients in the media and entertainment industries. On February 9, 2000, we acquired IZ.com Incorporated ("IZ.com"). IZ.com, which we sold in December 2000, was a provider of digital publishing services, newsletters and technology for high-end brands. On June 15, 2000, we acquired Fan Asylum, Inc. ("Fan Asylum"). Fan Asylum is a provider of official online and offline fan club sites for recording artists in the music industry. Consequently, we face the added risks, expenses and difficulties related to developing and operating a new business enterprise. Given our lack of significant operating history, investors may have difficulty assessing the many factors, which will determine our ability to generate future profits.

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

       As of October 1, 2000, we have a total of 4,065,356 shares of our common stock reserved for issuance pursuant to our stock options plans, outstanding preferred stock and common purchase warrants. Most of these shares have either been registered for resale or are subject to agreements providing for their registration for resale under certain circumstances. Accordingly, our existing shareholders face a substantial risk of dilution and the trading price of our common stock may decrease as these convertible securities are exercised or converted into shares of common stock and subsequently offered for sale through the Nasdaq SmallCap Market.

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

REQUESTS FOR INCREASING THE AUTHORIZED SHARES OF COMMON STOCK COULD CREATE FUTURE DILUTION.

       A special meeting of the Shareholders of PopMail was held on November 27, 2000, to approve an amendment to the Company's Articles of Incorporation, as amended, to increase the number of authorized shares from 10,000,000 shares of undesignated capital stock to 25,000,000 shares of undesignated capital stock. The amendment was approved.

PURSUANT TO ITS AUTHORITY TO DESIGNATE AND ISSUE SHARES OF OUR STOCK, AS IT DEEMS APPROPRIATE, OUR BOARD OF DIRECTORS MAY ASSIGN RIGHTS AND PRIVILEGES TO CURRENTLY UNDESIGNATED SHARES, WHICH COULD ADVERSELY AFFECT YOUR RIGHTS AS A COMMON SHAREHOLDER.

       Our authorized capital consists of 25,000,000 shares of capital stock. Our Board of Directors, without any action by the shareholders, may designate and issue shares in such classes or series (including classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. As of October 11, 2000, we have 4,747,087 shares of common stock issued and outstanding, including 193,183 shares of Series E Convertible Preferred Stock, 287,408 shares of Series F Convertible Preferred Stock outstanding and 600,000 shares of Series G 10% Convertible Preferred Stock. As of October 1, 2000, a further 4,065,356 shares of common stock have been reserved as follows:

     - A maximum of 79,285 shares of common stock reserved for issuance upon exercise of the Series E Preferred Shares, 193,183 shares of which are currently outstanding;
     - A maximum of 737,500 shares of common stock reserved for issuance upon conversion of Series F Convertible Preferred Stock;
     - A maximum of 672,428 shares of common stock reserved for issuance in connection with the Series G 10% Convertible Preferred Stock and upon exercise of certain warrants issued in connection with the Series G Preferred Stock;
     - 334,886 shares of common stock issuable upon exercise of options granted under the IZ.com Incorporated stock option plan assumed by the Company;
     - 260,000 shares issuable upon the exercise of the Class A Warrants issued as part of our initial public offering and the partial exercise of the underwriter's over-allotment;
     - 1,606,257 shares issuable upon the exercise of outstanding warrants (excluding the warrants issued in connection with the sale of the Series G Preferred Stock);
     - 300,000 shares reserved for issuance under our 1997 Stock Option and Compensation Plan, of which options reverting to 262,766 shares are currently outstanding;
     - 75,000 shares for issuance under our 1998 Director Stock Option Plan, of which options relating to 39,833 shares are currently outstanding.

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

       Despite the investment of these management and financial resources and completion of due diligence with respect to these efforts, an acquisition may fail to produce the expected revenues, earnings or business and an acquired service or technology may not perform as expected for a variety of reasons, including:

        - Difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company;
        - Risks of entering markets in which we have no or limited prior experience;
        - Expenses of any undisclosed or potential legal liabilities of the acquired company;
        - The applicability of rules and regulations that might restrict our ability to operate; and
        - The potential loss of key employees of the acquired company.

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

INTERNET DIVISION

WE HAVE ENTERED INTO NEW BUSINESS VENTURES IN AN EVOLVING INDUSTRY IN WHICH THERE REMAIN UNPROVEN BUSINESS AND REVENUE MODELS.

       The Internet, music and email industry is rapidly evolving, extremely competitive, and the market place for internet-related shares has been very volatile. Furthermore, the music and email business continues to indicate changing revenue models in the market place. Consequently, there can be no assurance that sufficient revenues will be generated to support our current operations and other capital requirements.

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

OUR EMAIL BASED PRODUCTS AND FAN CLUB SERVICES ARE DEPENDENT UPON THE INTERNET.

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

OUR FUTURE SUCCESS WILL DEPEND ON INCREASED ACCEPTANCE OF THE INTERNET AS A MEDIUM OF COMMERCE.

       The market for Internet email, fan club sites, private label newsletters and other services is relatively new and evolving rapidly. Our future success will depend, in part, upon our ability to provide services that are accepted by our existing and future clients as an integral part of their business model in providing content and information to their fans and viewers. The level of demand for Internet email, fan club sites, private label newsletters and other services will depend upon a number of factors, including the following:

     - The growth in consumer access to, and acceptance of, new interactive technologies such as the Internet;
     - The adoption of Internet-based business models;
     - The development of technologies that facilitate two-way communications between companies and target audiences; and
     - Acquiring members to the brands services.

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

       Industry analysts and others have made many predictions concerning the growth of the Internet as a business medium. Many of these historical predictions have overstated the growth of the Internet. These predictions should not be relied upon as conclusive. The market for our Internet email and fan club services may not continue to grow, our services may not be adopted and individual personal computer users in business or at home may not use the Internet or other interactive media for commerce, interaction and communication. If the market for Internet email, fan club sites and other services fails to sustain growth, or develops more slowly than expected, or if our services do not achieve market acceptance, our business would be materially and adversely affected.

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

INCREASED COMPETITION RESULTING FROM AN INCREASE IN THE NUMBER OF EMAIL FAN CLUB AND BRANDED LABEL NEWSLETTERS PROVIDERS MAY HAVE AN ADVERSE EFFECT ON POPMAIL'S FUTURE BUSINESS OPERATIONS.

       Currently there are a growing number of email providers, artist web sites, newsletters providers and competitors to our business. To the extent we can execute our plan and are successful within the current target vertical markets in which we compete (i.e., broadcast, sports, music and entertainment), we anticipate continued growth of clients and members to our email services, newsletters and artist fan club sites. Others currently are competing and will attempt to compete in these Affinity vertical markets, which may have an adverse affect on our future business operations.

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

       We plan to derive a substantial portion of our future revenues from online advertising and direct marketing in our branded email, fan club newsletters, artist web sites and Web-based programs. If these services do not continue to achieve market acceptance, we may not generate sufficient revenue to support our continued operations. The Internet has not existed long enough as an advertising medium to demonstrate its effectiveness relative to traditional advertising. Advertisers and advertising agencies that have historically relied on traditional advertising remain slow to adopt online advertising. Many potential advertisers have limited or no experience using email or the Web as an advertising medium. They may have allocated only a limited portion of their advertising budgets to online advertising, or may find online advertising to be less effective for promoting their products and services than traditional advertising media. If the market for online advertising fails to develop or develops more slowly than we expect, we may not sustain revenue growth or achieve or sustain profitability.

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

IF WE DO NOT MAINTAIN AND EXPAND OUR CLIENT AND MEMBER BASE WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY FOR ADVERTISERS.

       Our revenue has been derived primarily from the licensing of our email services, set up and hosting fees through PopMail Network, creating content through IZ.com for specific brands and from management fees, ticket fees, commerce fees and artist travel packages through Fan Asylum. All three companies are seeking to provide timely and relevant information to their clients customers, fans and viewers with personalized content and information that is of most interest to the opt-in member or fan, through targeted email, personalized newsletters and fan club sites. If we are unable to maintain and expand our affinity brand member base and add clients to our "affinity brand network," advertisers could find our audience less attractive and effective for promoting their products and services and we could experience difficulty retaining our existing advertisers and attracting additional advertisers. To date, we have relied on referral-based marketing activities to attract a portion of our members and will continue to do so for the foreseeable future. This type of marketing is largely outside of our control and there can be no assurance that it will generate rates of growth in our member base comparable to what we have experienced to date.

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

OUR BUSINESS DEPENDS ON OUR ABILITY TO PROVIDE SERVICES THAT CREATE, DELIVER AND DISTRIBUTE RELEVANT AND APPEALING CONTENT FROM AND FOR OUR CLIENTS THROUGH OUR AFFINITY EMAIL SERVICES, PUBLISHING TOOLS AND FAN CLUB SITES; IF WE ARE NOT ABLE TO CONTINUE TO DELIVER SUCH CONTENT OR TO PROVIDE SUCH SERVICES, WE MAY BE NOT ABLE TO MAINTAIN AND EXPAND OUR MEMBER AND FAN BASE, WHICH COULD NEGATIVELY AFFECT OUR ABILITY TO RETAIN AND ATTRACT THE ADVERTISERS WE NEED TO GENERATE ADDITIONAL REVENUES.

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

       We also compete in high profile industries where our email services, publishing tools and fan club site offerings must meet the demands of our fans and clients. It is imperative that we continue to make enhancements to the email services, publishing tool and fan club site offerings if we are to continue growing our client and member base. Failure to make service and product enhancements could significantly impact our financial results.

WE DEPEND HEAVILY ON OUR NETWORK INFRASTRUCTURE AND IF THIS FAILS IT COULD RESULT IN UNANTICIPATED EXPENSES AND PREVENT OUR MEMBERS FROM EFFECTIVELY UTILIZING OUR SERVICES, WHICH COULD NEGATIVELY IMPACT OUR ABILITY TO ATTRACT AND RETAIN MEMBERS AND ADVERTISERS.

       Our ability to successfully create and deliver our email messages and private label newsletters and to keep fan club sites current depends in large part on the capacity, reliability and security of our networking hardware, software and telecommunications infrastructure. Failures within our network infrastructure could result in unanticipated expenses to address such failures and could prevent our members from effectively utilizing our services, which could prevent us from retaining and attracting members and advertisers. While our technology platform is considered state of the art, we do not currently have fully redundant systems or a formal disaster recovery plan in place for all companies. Our system is susceptible to natural and man-made disasters, including earthquakes, fires, floods, power loss and vandalism. Further, telecommunications failures, computer viruses, electronic break-ins or other similar disruptive problems could adversely affect the operation of our systems. Our insurance policies may not adequately compensate us for any losses that may occur due to any damages or interruptions in our systems. Accordingly, we could be required to make capital expenditures in the event of unanticipated damage. In addition, our members depend on Internet service providers, or ISPs, for access to our Web site. Due to the rapid growth of the Internet, ISPs and Websites have experienced significant system failures and could experience outages, delays and other difficulties due to system failures unrelated to our systems. These problems could harm our business by preventing our members from effectively utilizing our services.

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

WE HAVE ENTERED INTO NON-CANCELABLE LEASES UNDER WHICH WE ARE OBLIGATED TO MAKE PAYMENTS FOR TERMS OF 12 TO 15 YEARS.

       We have entered into long-term leases relating to the Kenwood, Mall of America and Denver restaurants. These leases are non-cancelable by us (except in limited circumstances) and range in term from 12 to 15 years. Although we have sold the Kenwood restaurant and assigned the related lease to an unrelated third party, we remain the primary obligor under the lease. If we decide to close any of our existing restaurants, we may nonetheless be committed to perform our obligations under the applicable lease, which would include, among other things, payment of the applicable base rent for the balance of the respective lease term. Such continued obligations increase our chances of closing a restaurant without receiving an adequate return on our investment.

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

OUR RESTAURANT DIVISION IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION WHICH COULD HAVE A NEGATIVE EFFECT ON OUR BUSINESS.

       The restaurant industry, and to a lesser extent, the retail merchandising industry, are subject to numerous federal, state, and local government regulations, including those relating to:

        - The preparation and sale of food;
        - Building and zoning requirements;
        - Environmental protections;
        - Minimum wage requirements;
        - Overtime;
        - Working and safety conditions;
        - The sale of alcoholic beverages;
        - Sanitation;
        - Relationships with employees;
        - Unemployment;
        - Workers compensation; and
        - Citizenship requirements.

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

       The lease provides for the payment of either a minimum annual rent or a percentage rent based on gross sales. The minimum annual rent is $25 per square foot, or $405,375 per year based on approximately 16,215 square feet of leased area. The percentage rent is the amount by which 6% of gross sales exceed minimum rent. The terms of payment do not change over the course of the lease term. The lease also provided for a waiver of the minimum annual rent only, for the first year of the lease. In addition to the fixed minimum rent and percentage rent, the Company is required to pay its proportionate share of common area maintenance costs; taxes, insurance, maintenance and operating costs.

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

       The lease provides for the payment of either a minimum annual rent or a percentage rent based on gross sales. The minimum annual rent increases throughout the term of the lease from $450,000 per year in years one through five to $568,800 in years 11 through 15. The percentage rent is the amount by which 5% of gross sales exceed minimum rent. The lease also provides for a tenant allowance. In addition to the fixed minimum rent and percentage rent, the Company is required to pay its proportionate share of common area maintenance costs: taxes, insurance, maintenance and operating costs.

THE KENWOOD RESTAURANT

LOCATION

       The Kenwood Restaurant opened in December 1996 under the name Hotel Discovery and was closed by the Company in August 1999. The property is approximately 17,000 square feet in size on three levels and is located at the northeast corner of Sycamore Plaza at Kenwood Shopping Center in Cincinnati, Ohio. In November 1999, the Company assigned the related lease (described below) in connection with the sale of restaurant assets, which was completed in April 2000, to a third party, who subsequently reopened the restaurant under another name and continues to operate them. Although the third party is responsible for all payments due under the lease, PopMail remains primarily obligated under the lease. In November 2000, the third party has notified the Company about its intention to re-sell the unit. The Company has also been informed that two months of property lease payments are past due.

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

       As described more fully in the Risk Factors section of this Form 10-KSB/A, there is a substantial risk that PopMail's common stock will be delisted from the Nasdaq SmallCap Market. In the event that such risk materializes, trading, if any, in our common stock would thereafter be conducted in the over-the-counter markets in the so-called "pink sheets" or the National Association of Securities Dealer's "Electronic Bulletin Board." Consequently, the liquidity of our common stock would likely be impaired and the market price of our shares may decrease significantly.

       The following table sets forth the high and low bid prices of the Company's common stock for the periods indicated and have not been adjusted to reflect the Company's October 2000 10-for-1 reverse stock split. The Nasdaq bid quotations represent inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions:

                                                           HIGH          LOW
 FISCAL YEAR ENDED JANUARY 3, 1999:

         First Quarter............................         $3.75        $1.88
         Second Quarter...........................          5.38         2.25
         Third Quarter............................          3.63         1.00
         Fourth Quarter...........................          1.13         0.50

 FISCAL YEAR ENDED JANUARY 2, 2000:

         First Quarter............................          1.03         0.56
         Second Quarter...........................          3.56         0.50
         Third Quarter............................          4.88         1.94
         Fourth Quarter...........................          4.09         1.44


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

RECENT SALES OF REGISTERED AND UNREGISTERED SECURITIES

The following table lists recent sales of registered and unregistered securities by the Company: (All share amounts and exercise prices are pre-split values and do not take into account the October 2000 10-for-1 reverse stock split.)

             TITLE AND                                                                    CASH OR
             DESCRIPTION OF             AMOUNT OF                                         CONSIDERATION
DATE         SECURITIES                 SECURITIES               ISSUED TO                RECEIVED
-------------------------------------------------------------------------------------------------------------
1/22/99      Warrant to purchase        Warrants to purchase     Stephen D. King          In connection with
             common stock               shares of common         Jerry Ruyan              certain guarantees
                                        stock(1)                 Greg Mosher              of a loan
                                                                 Andrew Green
-------------------------------------------------------------------------------------------------------------
2/23/99      Warrant to purchase        Warrant to purchase      Frank W. Terrizzi        In consideration
             common stock               50,000 shares of                                  for a loan
                                        common stock
-------------------------------------------------------------------------------------------------------------
3/3/99       Warrant to purchase        Warrants to purchase     Stephen D. King          In consideration
             common stock               an aggregate of          Michael Berg             of a guaranty
                                        500,000 shares of        Jack Feltl               of a loan and
                                        common stock, at an      Cayne Mills              pledge of certain
                                        exercise price of        Timothy Maudlin          collateral
                                        $0.75
-------------------------------------------------------------------------------------------------------------
3/18/99      Warrant to purchase        Warrant to purchase      Stephen D. King          In consideration
             common stock               150,000 shares of                                 of a guaranty of a
                                        common stock, at an                               loan and pledge of
                                        exercise price of                                 certain collateral
                                        $1.00
-------------------------------------------------------------------------------------------------------------
3/18/99      Warrant to purchase        Warrant to purchase      Cunningham Group         In consideration
             common stock               150,000 shares of        Construction Services    of certain
                                        common stock, at an                               financial
                                        exercise price of                                 concessions
                                        $0.75
-------------------------------------------------------------------------------------------------------------
4/20/99      Warrants to purchase       Warrants to purchase     J. Jeffrey Brausch &     Financial advisory
             an aggregate of            an aggregate of          Company                  services
             330,000 shares of          330,000 shares of        CTC, Inc.
             common stock at an         common stock, at an
             exercise price of $0.75    exercise price of $0.75
-------------------------------------------------------------------------------------------------------------
4/20/99      Warrants to purchase       Warrants to purchase     Gulfstream Financial     Financial advisory
             an aggregate of            an aggregate of          Partners                 services
             1,000,000 shares of        1,000,000 shares of
             common stock(2)            common stock
-------------------------------------------------------------------------------------------------------------
6/10/99      Common stock               120,000 Shares           Internet Community       Acquisition of
                                                                 Concepts                 1.5% of the
                                                                                          outstanding shares
                                                                                          of Internet
                                                                                          Community Concepts
-------------------------------------------------------------------------------------------------------------
8/19/99      Private Placement of       Up to 750,000 Units      Certain accredited       $450,000
             Units consisting of        at a price of $2.00      investors
             one share of Series E      per Unit 175,000
             Convertible Preferred      units have sold
             Stock and one warrant      through Jan. 2, 2000
             to purchase one share
             of common stock
-------------------------------------------------------------------------------------------------------------
9/29/99      Common Stock               75,000 shares            NC Capital Markets,      Engagement Fee of
                                                                 Inc.                     $80,000 for
                                                                                          Investment Banking
                                                                                          services
-------------------------------------------------------------------------------------------------------------
10/12/99     Warrant to purchase        Warrant to purchase      Metropolitan             Financial advisory
             600,000 shares of                                   Capital                  services
             common stock                                        Partners, Inc.
-------------------------------------------------------------------------------------------------------------
10/12/99     Warrant to purchase        Warrant to purchase      Michael Bird             In connection with
             15,000 shares of           15,000 of common                                  loan
             common stock               stock
-------------------------------------------------------------------------------------------------------------
11/3/99      Warrants to purchase       Warrants to purchase     Gulfstream Financial     Financial advisory
             an aggregate of            an aggregate of          Partners and Blake       services
             1,850,000 shares           1,850,000 shares         Capital Partners
             of common stock            of common stock
-------------------------------------------------------------------------------------------------------------
10/13/99     Common stock               66,187 shares            Cunningham Group         Restaurant
                                                                 Construction Services,   construction
                                                                 LLC                      services
-------------------------------------------------------------------------------------------------------------
11/10/99     Common stock               288,000 shares           Frank Terrizzi           (3)
-------------------------------------------------------------------------------------------------------------
11/24/99 (4) Common stock               900,000 shares           LegacyMaker, Inc.        In exchange for
                                                                                          cancellation of
                                                                                          previously issued
                                                                                          warrant
-------------------------------------------------------------------------------------------------------------

             TITLE AND                                                                    CASH OR
             DESCRIPTION OF             AMOUNT OF                                         CONSIDERATION
DATE         SECURITIES                 SECURITIES               ISSUED TO                RECEIVED
-------------------------------------------------------------------------------------------------------------
11/24/99     Private Placement of       $2,000,000 4%            Certain accredited       $1,393,000
             Convertible Debentures     Convertible              investors
                                        Debentures and
                                        warrants to purchase
                                        150,000 shares of
                                        common stock at an
                                        exercise price of
                                        $1.625
-------------------------------------------------------------------------------------------------------------
11/24/99     Private Placement of       Warrant to purchase      J.P. Carey Securities,   Commissions
             Convertible Debentures     125,000 shares of        Inc.
                                        common  stock at an
                                        exercise price of
                                        $1.625
-------------------------------------------------------------------------------------------------------------
12/1/99      Private Placement of       2,450,000 shares         Members of ROI, LLC      $450,000
             common stock in
             connection with ROI
             acquisition
-------------------------------------------------------------------------------------------------------------
12/1/99      Private Placement of       Warrant to purchase      The Hillstreet Fund,     In consideration
             Warrants                   200,000 shares of        L.P.                     for a loan
                                        common stock at an
                                        exercise price of
                                        $1.34
-------------------------------------------------------------------------------------------------------------
12/6/99      Private Placement of       Warrant to purchase      Hal Taylor               In consideration
             Warrants                   80,000 shares of                                  for a loan
                                        common stock at an
                                        exercise price of
                                        $1.25
-------------------------------------------------------------------------------------------------------------
12/10/99     Private Placement of       Warrant to purchase      eBankerUSA.com, Inc.     In consideration
             Warrants                   89,375 shares of                                  for financing
                                        common stock at an                                services
                                        exercise price of
                                        $2.00
-------------------------------------------------------------------------------------------------------------
12/10/99     Private Placement of       Warrant to purchase      American Frontier        As finder's fee
             Warrants                   19,500 shares of         Financial Corporation    for financing
                                        common stock at an                                services (see
                                        exercise price of                                 eBanker)
                                        $1.25
-------------------------------------------------------------------------------------------------------------
12/14/99     Private Placement          628,800 shares of        Certain accredited       Cash in the amount
                                        common stock warrant     investors                of $500,000 and
                                        to purchase 100,000                               consulting services
                                        shares common stock
                                        at an exercise price
                                        of $1.00
-------------------------------------------------------------------------------------------------------------
12/23/99     Warrant to purchase        Warrant to purchase      Montgomery &             In consideration
             common stock               16,666 shares at an      Associates               for financial
                                        exercise price of                                 services
                                        $2.00
-------------------------------------------------------------------------------------------------------------
 Various     Warrants to purchase       Warrants to purchase     Stephen D. King          Issued in
  dates      common stock               an aggregate of          Jerry L. Ruyan           connection with
  from                                  340,000 shares at        Andrew Green             guarantee
12/31/99                                an exercise price
   to                                   of $0.75
2/29/2000
-------------------------------------------------------------------------------------------------------------
1/19/2000    Warrants to purchase       Warrant to purchase      Gulfstream Financial     In consideration
             common stock               700,000 shares at an     Partners, LLC            for financial
                                        exercise price of                                 services
                                        $2.00
-------------------------------------------------------------------------------------------------------------
1/19/2000    Units consisting of        2,350,000 Units          Certain accredited       $2,350,000
             common stock and           consisting of 1          investors
             Warrants to purchase       share of common
             common stock               stock and one
                                        warrant to purchase
                                        one share of common
                                        stock at an
                                        exercise price of
                                        $2.00
-------------------------------------------------------------------------------------------------------------
1/26/2000    Warrants to purchase       Warrant to purchase      Frank W. Terrizzi        In consideration
             common stock               100,000 shares at                                 for consulting
                                        an exercise price                                 services
                                        of $1.00 (5)
-------------------------------------------------------------------------------------------------------------

             TITLE AND                                                                    CASH OR
             DESCRIPTION OF             AMOUNT OF                                         CONSIDERATION
DATE         SECURITIES                 SECURITIES               ISSUED TO                RECEIVED
-------------------------------------------------------------------------------------------------------------
1/31/2000    Series E Preferred         Series E Preferred       Certain accredited       $450,000
             Stock and warrants         Stock and warrants       investors
             to purchase common         to purchase an
             stock                      aggregate of
                                        175,000 shares at
                                        an exercise price
                                        of $3.00
-------------------------------------------------------------------------------------------------------------
2/9/2000     Warrants to purchase       Warrant to purchase      Blake Capital            In consideration
             common stock               150,000 shares at        Partners, LLC            for financial
                                        an exercise price                                 services
                                        of $2.25
-------------------------------------------------------------------------------------------------------------
2/9/2000     Units consisting of        2,457,608 Units          Certain accredited       $6,165,878
             common stock and           consisting of 1          investors
             warrants to purchase       share of common
             common stock               stock and 1 warrant
                                        to purchase one
                                        share of common
                                        stock at an
                                        exercise price
                                        of $3.00
-------------------------------------------------------------------------------------------------------------
4/17/2000    Warrants to purchase       Warrants to purchase      Black Brook             In consideration
             common stock               550,000 shares at an      Capital LLC, and        for financial
                                        exercise price of         Sands Brothers &        services
                                        $1.625                    Co., Ltd
-------------------------------------------------------------------------------------------------------------
4/18/2000    Warrants to purchase       Warrant to purchase       Blake Capital           In connection
             common stock (BCP          250,000 shares at an      Partners, LLC           with certain
             Series)                    exercise price of                                 financing
                                        $2.00
-------------------------------------------------------------------------------------------------------------
4/26/2000    Warrants to purchase       Warrants to purchase      Maris Kott and          In consideration
             common stock               100,000 shares at an      Dara Podber             for financial
                                        exercise price of                                 services
                                        $1.625
-------------------------------------------------------------------------------------------------------------
5/2/2000     Series G Convertible       600,000 shares of         The Shaar Fund,         $4,000,000
             Preferred Stock            Series G Convertible      Ltd.
                                        Preferred Stock and a
                                        Warrant to purchase
                                        500,000 shares at
                                        exercise price of
                                        $2.51
-------------------------------------------------------------------------------------------------------------
5/15/2000    Warrants to purchase       Warrant to purchase       Fairview Partners       In consideration
             common stock               80,000 shares at an                               for financial
                                        exercise price of                                 services
                                        $2.00
-------------------------------------------------------------------------------------------------------------
6/5/2000     Common stock               800,000 shares            Tim McQuaid             As consideration
                                                                                          in a merger
                                                                                          transaction
-------------------------------------------------------------------------------------------------------------
6/13/2000    Common Stock               450,706 Shares            CraftClick.com          As consideration
                                                                                          for an investment
-------------------------------------------------------------------------------------------------------------
6/14/2000    Common stock, warrants     Common stock, warrants    Certain accredited      $2,700,000
             and certain adjustable     to purchase 300,000       investors
             warrants to purchase       shares at an exercise
             common stock               price of $1.00 and
                                        certain adjustable
                                        warrants to purchase
                                        common stock at a
                                        nominal exercise price
-------------------------------------------------------------------------------------------------------------
6/15/2000    Warrants to purchase       Warrants to purchase       J.P. Carey             In connection
             common stock               300,000 shares at an       Securities, Fiji       with certain
                                        exercise price of          Capital,               financing
                                        $1.00                      Metropolitan
                                                                   Capital Partners,
Inc
-------------------------------------------------------------------------------------------------------------
7/19/2000    Warrants to purchase       Warrants to purchase       Cam Birge              In consideration
             common stock               50,000 shares at an                               for financial
                                        exercise price of                                 services
                                        $0.75
-------------------------------------------------------------------------------------------------------------
7/26/2000    Warrants to purchase       Previously issued          Maris Kott and         In consideration
             common stock               warrants to purchase       Dara Podber            for financial
                                        100,000 shares at an                              services
                                        exercise price of
                                        $1.625 were repriced
                                        to $0.75 per share
-------------------------------------------------------------------------------------------------------------

             TITLE AND                                                                    CASH OR
             DESCRIPTION OF             AMOUNT OF                                         CONSIDERATION
DATE         SECURITIES                 SECURITIES               ISSUED TO                RECEIVED
-------------------------------------------------------------------------------------------------------------
7/26/2000    Warrants to purchase       Warrants to purchase       J.P. Carey             In connection
             common stock               300,000 shares at an       Securities, Fiji       with certain
                                        exercise price of          Capital,               financial
                                        $1.00 repriced to          Metropolitan           arrangements
                                        purchase 200,000           Capital Partners,
                                        shares at an               Inc.
                                        exercise price of
                                        $0.75
-------------------------------------------------------------------------------------------------------------
7/28/2000    Warrants to purchase       Warrants to purchase       Andrew Green           In connection
             common stock               25,000 shares at an                               with certain
                                        exercise price of                                 financial
                                        $0.75                                             arrangements
-------------------------------------------------------------------------------------------------------------
8/2/2000     Common stock               300,000 shares             Phil Bane              Pursuant to a
                                                                                          Restricted Stock
                                                                                          Purchase
                                                                                          Agreement
-------------------------------------------------------------------------------------------------------------
8/15/2000    Common stock               60,000 Shares              Metropolitan           In consideration
                                                                   Capital Partners,      for financial
                                                                   Inc.                   services
-------------------------------------------------------------------------------------------------------------
8/18/2000    Warrants to purchase       Warrants to purchase       Certain accredited     In connection
             common stock               an aggregate of            investors              with an agreement
                                        2,000,000 shares at                               to immediately
                                        an exercise price of                              exercise
                                        $0.625                                            previously
                                                                                          outstanding
                                                                                          warrants
-------------------------------------------------------------------------------------------------------------
8/25/2000    Common stock               240,000 Shares             Wayne Mills            In consideration
                                                                                          of purchase of
                                                                                          Promissory Note
                                                                                          of Officer and
                                                                                          Director of the
                                                                                          Company
08/28/2000   Warrants to purchase       Warrants to purchase       Andrew Green           In connection
             common stock               25,000 shares at an                               with certain
                                        exercise price of                                 financing
                                        $0.75                                             arrangements
-------------------------------------------------------------------------------------------------------------
9/14/2000    Warrants to purchase       Warrants to purchase       Apache Bluff Corp.     In consideration
             common stock               200,000 shares at an                              for financial
                                        exercise price of                                 consulting
                                        $0.50                                             services
-------------------------------------------------------------------------------------------------------------
9/14 and     Warrants to purchase       Warrants to purchase       Certain accredited     In connection
9/15/2000    common stock               an aggregate of            investors              with an agreement
                                        618,626 shares                                    to immediately
                                        an exercise price of                              exercise
                                        $1.00                                             previously
                                                                                          outstanding
                                                                                          warrants
-------------------------------------------------------------------------------------------------------------


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

(3) As an additional incentive to exercise immediately, an additional Warrant to purchase 500,000 shares at $2.00 was issued. Additionally, in consideration of further financial services, Warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.50 were issued and Warrant to purchase 350,000 shares of common stock at an exercise price of $1.625 was issued for conversion $200,000 debt and other financing services.

(4) Agreement to exchange entered into as of this date. Actual issuance occurred subsequent to January 2, 2000.

(5) 50,000 shares vest only if company is sold in taxable event to shareholders.

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

OVERVIEW

       PopMail.com, inc. ("the Company" or "PopMail") consists of two divisions, the Internet email services division and the restaurant division. During the Company's third fiscal quarter ended October 1, 2000, management has entered into a formal plan for the disposition of the restaurants resulting in this filing being restated to reflect the restaurants as a discontinued operation in the accompanying consolidated financial statements. Management's primary focus is to develop the Internet email division by exploring additional revenue sources and complementary services through mergers, acquisitions and joint ventures. The Company is exploring other business acquisitions for the Internet Division. However, no assurance can be given that other mergers or acquisitions will be completed or desired results achieved.

       Future revenue and profits, if any, will depend upon various factors, including the rapidly changing e-commerce community of the Internet and general economic conditions. The Company's ongoing source of revenue is limited to income from its Internet email services division. There can be no assurances the Company will successfully implement its expansion plans. The Company also faces all of the risks, expenses and difficulties frequently encountered in connection with the expansion and development of a new and expanding business. With the addition of the Internet email services division, the Company will be hiring senior management to operate that division. As noted in the Risk Factors section of this Form 10-KSB/A, the Company has incurred substantial operating losses to date and, as of January 2, 2000, has a deficiency in working capital of approximately $8.2 million, net of any restaurant assets reclassified to net assets of discontinued operations. There can be no assurance of the Company's capacity to achieve and sustain profitable operations, and without additional financing (of which there can be no assurance), the Company may not have sufficient funds to support its operations, retire its indebtedness in the ordinary course of business and pursue its business plan.

       The Company has adopted a 52-53-week year ending on the Sunday nearest December 31 of each year. All references herein to "1999" represent a 52-week fiscal year ended January 2, 2000 and "1998" represents a 53-week fiscal year ended January 3, 1999.


RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JANUARY 2, 2000 AND JANUARY 3, 1999

NET SALES

       Net sales for the restaurant division increased by $5,233,563 or 75.5% to $12,166,454 for 1999 from $6,932,891 for 1998. Sales at the Mall of America Restaurant increased by $1,705,481 or 39.8% to $5,988,165 for 1999 from $4,282,684 for 1998. The Mall of America Restaurant was open for the full fifty-two weeks in 1999 vs. 30 weeks in 1998. Sales at Denver Pavilions were $5,008,674 for the 42 weeks of operations in 1999. The Kenwood Restaurant had sales in 1999 of $1,169,615 before it closed on August 29, 1999. The Kenwood Restaurant had sales of $2,650,207 in 1998. The Company finalized the sale of this restaurant during April 2000.

       Net sales for the email service division were $106,744 resulting from the ROI acquisition completed on December 3, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

       The Company had a working capital deficit of $8,201,651 at January 2, 2000, compared to a deficit of $3,639,028 on January 3, 1999 (net of net assets of discontinued operations). Cash and cash equivalents were $1,136,137 at January 2, 2000 representing an increase of $1,029,890 from the cash and cash equivalents of $106,247 at January 3, 1999.

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

       The Company's primary sources of working capital in 1999 were proceeds from the sale of common and preferred stock, and the issuances of warrants and debt. Financing activity in 1999 and 2000 are described in the Consolidated Financial Statements and Related Notes.

       The Company intends to fund operations and the expansions of the Internet email services division through additional equity and debt transactions. Management believes it has resources sufficient to meet the Company's working capital needs for the next twelve months from its cash on hand, proceeds available from the exercise of stock options and warrants, and additional equity and debt financing. There can be no assurance that additional financing will be available on terms acceptable to the Company or on any terms whatsoever. In the event that we are unable to fund our operations, we will be unable to continue as a going concern.

ITEM 7.  FINANCIAL STATEMENTS

                                POPMAIL.COM, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                       Page
Report of Independent Certified Public Accountants  -
   Grant Thornton LLP.................................................. F-1

Report of Independent Public Accountants  -
   Arthur Andersen LLP................................................. F-2

Financial Statements - Restated

   Consolidated Balance Sheets......................................... F-3

   Consolidated Statements of Operations............................... F-5

   Consolidated Statements Shareholders' Equity........................ F-6

   Consolidated Statements of Cash Flows............................... F-8

   Notes to Consolidated Financial Statements.......................... F-11

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


                                                   /s/ GRANT THORNTON LLP


Minneapolis, Minnesota
March 24, 2000 (except for Note M,
 as to which the date is December 18, 2000)

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

                                      /s/ ARTHUR ANDERSEN LLP





Minneapolis, Minnesota
February 19, 1999

                                POPMAIL.COM, INC.
                          (FORMERLY CAFE ODYSSEY, INC.)
                      RESTATED CONSOLIDATED BALANCE SHEETS




ASSETS                                                          January 2,           January 3,
                                                                  2000                 1999
                                                             ------------         -------------
Current assets
  Cash and equivalents                                       $  1,136,137          $    106,247
  Accounts receivable                                             270,557                     -
  Other current assets                                            450,016               118,233
                                                             ------------          ------------
    Total current assets                                        1,856,710               224,480


Property and equipment, at cost
  Leasehold improvements                                                -                45,069
  Equipment and fixtures                                        1,051,900                81,220
                                                             ------------          ------------
                                                                1,051,900               126,289
Less accumulated depreciation
  and amortization                                                157,021                15,970
                                                             ------------          ------------
                                                                  894,879               110,319

Net assets of discontinued operations                           9,601,351             8,298,599

Goodwill, net of accumulated
  amortization of $3,924,232                                   36,277,346                     -

Other assets, net                                                   7,312               139,787
                                                             ------------          ------------
                                                             $ 48,637,598          $  8,773,185
                                                             ============          ============



The accompanying notes are an integral part of these financial statements.

                                POPMAIL.COM, INC.
                          (FORMERLY CAFE ODYSSEY, INC.)
                      RESTATED CONSOLIDATED BALANCE SHEETS





LIABILITIES AND SHAREHOLDERS' EQUITY                               January 2,            January 3,
                                                                      2000                  1999
                                                                 ------------          ------------
Current liabilities
  Notes payable                                                  $  6,037,518          $  2,000,000
  Convertible promissory notes payable                              1,460,417               150,000
  Accounts payable                                                  1,329,223               243,877
  Due to affiliates                                                   120,000               100,000
  Accrued compensation                                                415,896               379,466
  Other accrued expenses                                              695,309                61,595
                                                                 ------------          ------------
    Total current liabilities                                      10,058,363             2,934,938

Long-term obligations                                               1,321,643                     -
                                                                 ------------          ------------
      Total liabilities                                            11,380,006             2,934,938

Commitments and contingencies                                               -                     -

Shareholders' equity
  Common stock, $.01 par value, 100,000,000 shares
    authorized; 2,469,587 and 800,009 shares
    issued and outstanding                                             24,696                 8,000
  Series C 8% convertible preferred stock, par value $.01;
    $1,000 stated value; authorized 2,000 shares; 605 shares
    issued and outstanding at January 2, 2000                         693,000                     -
  Series D 8% convertible preferred stock, par value $.01;
    $1,000 stated value; authorized 2,200 shares; 2,200 shares
    issued and outstanding at January 2, 2000                       2,288,000                     -
  Series E convertible preferred stock, par value $.01; $2.00 stated value; authorized 750,000 shares; 175,000 shares
    issued and outstanding at January 2, 2000                         350,000                     -
  Additional paid-in capital                                       75,123,422            20,353,141
  Less common stock subscribed and note receivable
    from affiliate                                                 (2,850,000)             (400,000)
  Accumulated deficit                                             (38,371,526)          (14,122,894)
                                                                 ------------          ------------
                                                                   37,257,592             5,838,247
                                                                 ------------          ------------
                                                                 $ 48,637,598          $  8,773,185
                                                                 ============          ============


The accompanying notes are an integral part of these financial statements.

                                POPMAIL.COM, INC.
                          (FORMERLY CAFE ODYSSEY, INC.)
                 RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                           Years ended
                                                              -------------------------------------
                                                                 January 2,              January 3,
                                                                   2000                    1999
                                                              -------------           -------------
Revenues
  Internet marketing services, net                            $     106,744           $           -

Costs and expenses
  General, administrative and development expenses                5,011,736               3,081,213
  Amortization of goodwill                                        3,924,232                       -
                                                              -------------           -------------
    Total costs and expenses                                      8,935,968               3,081,213
                                                              -------------           -------------
    Loss from operations                                         (8,829,224)             (3,081,213)

Other income (expense)
  Interest expense                                               (2,357,245)               (130,625)
  Interest income                                                    49,323                 180,999
  Warrant repricing                                              (4,539,311)                      -
  Debt guarantee costs                                           (1,607,833)                      -
  Financial advisory services                                    (1,489,040)                      -
                                                              -------------           -------------

                                                                 (9,944,106)                 50,374
                                                              -------------           -------------
Net loss from continuing operations                             (18,773,330)             (3,030,839)

Loss from operations of discontinued restaurant division         (1,960,841)             (3,675,743)
                                                              -------------           -------------
  Net loss                                                      (20,734,171)             (6,706,582)

Preferred stock dividends and accretion                          (3,514,461)                      -
                                                              -------------           -------------
Loss attributable to common shareholders                      $ (24,248,632)          $  (6,706,582)
                                                              =============           =============

Basic and diluted loss per common share:
  Continuing operations                                       $      (18.57)          $       (3.79)
  Discontinued operations                                             (1.94)                  (4.59)
                                                              -------------           -------------
Net loss                                                      $      (20.51)          $       (8.38)
                                                              =============           =============
Basic and diluted net loss attributable to common
  shareholders per common share                               $      (23.99)          $       (8.38)
                                                              =============           =============


Basic and diluted weighted average outstanding shares             1,010,845                 800,013
                                                              =============           =============




The accompanying notes are an integral part of these financial statements.

                                POPMAIL.COM, INC.
                          (FORMERLY CAFE ODYSSEY, INC.)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                          Common
                                                                                          stock
                                  Common stock        Preferred stock      Additional   subscribed
                              --------------------  --------------------    paid-in      and note      Accumulated
                                Shares     Amount   Shares      Amount      capital     receivable      deficit          Total
                              ---------   --------  -------   ----------  ------------  -----------   ------------    ------------

Balance at December 28, 1997    800,019    $ 8,000       --     $     --  $ 20,224,951  $  (400,000)  $ (7,416,312)   $ 12,416,639
   Issuance of warrants to
     guarantors                      --         --       --           --       128,490           --             --         128,490
   Cancellation of share
     grant                          (10)        --       --           --          (300)          --             --            (300)
   Net loss                          --         --       --           --            --           --     (6,706,582)     (6,706,582)
                              ---------   --------  -------   ----------  ------------   ----------   ------------    ------------
Balance at January 3, 1999      800,009      8,000       --           --    20,353,141     (400,000)   (14,122,894)      5,838,247

   Issuance of common stock
     in lieu of compensation     28,001        280       --           --       197,428           --             --         197,708
   Issuance of common stock
     for services                35,194        352       --           --       629,506           --             --         629,858
   Warrants issued for
     services                        --         --       --           --     1,301,500           --             --       1,301,500
   Issuance of common stock      18,000        180       --           --       199,820           --             --         200,000
   Common stock issued for
     conversion of
     promissory notes
     payable and payment of
     interest                    19,715        197       --           --       404,561           --             --         404,758
   Stock option conversions      11,900        119       --           --        89,130           --             --          89,249
   Exercise of warrants         225,000      2,250       --           --     2,935,250           --             --       2,937,500
   Sale of Class A
     convertible preferred
     stock                           --         --    2,000    2,000,000            --           --             --       2,000,000
   Issuance of Class B
     convertible preferred
     stock in PopMail
     acquisition                     --         --    2,024   21,589,755            --           --             --      21,589,755
   Warrants issued in
     PopMail acquisition             --         --       --           --     4,318,956           --             --       4,318,956
   Warrants issued to
     PopMail guarantor in
     PopMail acquisition             --         --       --           --     2,700,000           --             --       2,700,000
   Sale of Class C
     convertible preferred
     stock                           --         --     2,000   2,000,000            --           --             --       2,000,000
   Sale of Class D
     convertible preferred
     stock                           --         --     2,200   2,200,000            --           --             --       2,200,000
   Sale of Class E
     convertible preferred
     stock                           --         --   175,000     350,000            --           --             --         350,000
   Note receivable issued
     to affiliate for
     purchase of common
     stock                           --         --        --          --            --   (2,450,000)            --      (2,450,000)




The accompanying notes are an integral part of these financial statements.

                                POPMAIL.COM, INC.
                          (FORMERLY CAFE ODYSSEY, INC.)
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - CONTINUED




                                                                                          Common
                                                                                          stock
                                  Common stock        Preferred stock      Additional   subscribed
                              --------------------  --------------------    paid-in      and note     Accumulated
                                Shares     Amount   Shares      Amount      capital     receivable     deficit           Total
                              ---------   --------  -------   ----------  ------------  -----------   ------------    ------------
   Series A, C and D
     private placement costs         --   $     --       --   $       --  $  (722,323)   $       --    $       --     $  (722,323)
   Issuance of common stock
     in the ROI acquisition     275,000      2,750       --           --    6,279,711            --            --       6,282,461
   Old PopMail stock
     subscribed                      --         --       --           --           --        (2,000)           --          (2,000)
   Cash received on common
     stock subscribed                --         --       --           --           --         2,000            --           2,000
   Conversion of Class A
     preferred                  101,600      1,016   (2,000)  (2,000,000)   1,998,984            --            --              --
   Conversion of Class B
     preferred                  863,390      8,634   (2,024) (21,589,755)  21,581,121            --            --              --
   Conversion of Class C
     preferred                   91,778        918   (1,395)  (1,395,000)   1,394,082            --            --              --
   Record non-cash
     preferred stock deemed
     dividend                        --         --       --   (3,338,461)   3,338,461            --            --              --
   Record preferred stock
     deemed dividend                 --         --       --    3,338,461           --            --    (3,338,461)             --
   Dividends paid or
     accrued on preferred
     stock                           --         --       --      176,000           --            --      (176,000)             --
   Warrants issued to
     guarantors of notes
     payable                         --         --       --           --    1,232,833            --            --       1,232,833
   Repricing of warrants
     related to the PopMail
     acquisition                     --         --       --           --    4,539,311            --            --       4,539,311
   Warrants issued for
     private placement
     costs in connection
     with Series A, C and D
     issuances                       --         --       --           --      469,500            --            --         469,500
   Warrants issued in
      connection with notes
      payable                        --         --       --           --    1,882,450            --            --       1,882,450
   Net loss                          --         --       --           --           --            --   (20,734,171)    (20,734,171)
                             ----------   --------  -------   ----------  -----------  ------------   -----------     -----------
Balance at January 2, 2000    2,469,587   $ 24,696  177,805   $3,331,000 $ 75,123,422  $ (2,850,000) $(38,371,526)   $ 37,257,592
                             ==========   ========  =======   ==========  ===========  ============   ===========     ===========




The accompanying notes are an integral part of these financial statements.

                                POPMAIL.COM, INC.
                          (FORMERLY CAFE ODYSSEY, INC.)
                 RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                 Years ended
                                                                     ----------------------------------
                                                                       January 2,            January 3,
                                                                          2000                  1999
                                                                     ------------           -----------
Operating activities:
  Net loss                                                           $(20,734,171)          $(6,706,582)
  Adjustments to reconcile net loss to cash
    flows from operating activities:
      Depreciation and amortization                                       157,025                14,311
      Amortization of goodwill                                          3,933,411                     -
      Amortization of warrant discount                                    972,333                59,302
      Loss on disposal of property and equipment                           51,615                     -
      Common stock issued in lieu of compensation                         197,708                     -
      Common stock issued for services and interest                       684,616                     -
      Warrants issued for services                                      1,301,500                     -
      Warrants issued to guarantors                                     1,232,833               128,490
      Repricing of warrants issued in the popmail acquisition           4,539,311                     -
      Discontinued operations                                             961,143             3,586,474
      Other                                                               567,177                     -
      Changes in operating assets and liabilities, net of
        effect of business acquisitions:
          Accounts receivable                                             341,080                     -
          Other current assets                                           (307,340)               16,500
          Other assets                                                    176,387              (120,493)
          Accounts payable                                                557,893              (209,755)
          Accrued expenses                                               (547,679)               (9,796)
                                                                      -----------            ----------

             Net cash used in operating activities                     (5,915,158)           (3,241,549)

Investing activities:
  Purchases of property and equipment, net                                (98,419)              (28,469)
  Issuance of note receivable to affiliate                             (2,450,000)                    -
  Discontinued operations                                              (4,027,388)           (9,341,105)
                                                                      -----------            ----------

             Net cash used in investing activities                     (6,575,807)           (9,369,574)




The accompanying notes are an integral part of these financial statements.

                                POPMAIL.COM, INC.
                          (FORMERLY CAFE ODYSSEY, INC.)
           RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED




                                                                                 Years ended
                                                                       ----------------------------------
                                                                         January 2,            January 3,
                                                                           2000                  1999
                                                                       -----------           ------------
Financing activities:

  Proceeds from issuance of stock                                     $   200,000           $         -
  Proceeds from issuance of preferred stock                             5,730,000                     -
  Proceeds from short term notes payable                                5,020,884                     -
  Payments on short-term notes payable                                 (5,940,271)             (200,000)
  Proceeds from convertible notes payable                               2,300,000                     -
  Payments on convertible notes payable                                  (100,000)                    -
  Proceeds from long-term debt                                          1,500,000             2,000,000
  Payments on long-term debt                                                    -              (980,889)
  Advances from shareholder/officers                                      240,000               100,000
  Repayment of advances from shareholders/officers                       (220,000)                    -
  Proceeds from exercise of options and warrants                        3,026,749                     -
  Payments on cancellation of stock                                             -                  (300)
  Discontinued operations                                               1,763,493             2,576,385
                                                                       ----------            ----------

         Net cash provided by financing activities                     13,520,855             3,495,196
                                                                       ----------            ----------

                INCREASE (DECREASE) IN
                   CASH AND EQUIVALENTS                                 1,029,890            (9,115,927)

Cash and equivalents, beginning of year                                   106,247             9,222,174
                                                                       ----------            ----------

Cash and equivalents, end of year                                      $1,136,137            $  106,247
                                                                       ==========            ==========

Supplemental disclosure of cash flow information:
   Cash paid for interest                                              $  703,491            $  130,625
                                                                       ==========            ==========


The accompanying notes are an integral part of these financial statements.

                                POPMAIL.COM, INC.
                          (FORMERLY CAFE ODYSSEY, INC.)
           RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED





                                                                                  Years ended
                                                                      ----------------------------------
                                                                       January 2,             January 3,
                                                                          2000                   1999
                                                                      ------------            ----------

Non-cash financing and investing activities:
   Conversion of preferred stock into common stock                    $  3,395,000             $   -
   Conversion of debt and interest into common stock                       404,758                 -
   Preferred stock issued for placement costs                              820,000                 -
   Common stock issued for compensation                                    197,708                 -
   Common stock issued for services                                        629,858                 -
   Warrants issued for services                                          1,301,500                 -
   Warrants issued to guarantors of notes payable                        1,232,833                 -
   Warrants issued for private placement costs in
      connection with Series A, C and D issuances                          469,500                 -
   Warrants issued in connection with notes payable                      1,882,450                 -
   Repricing warrants related to the PopMail acquisition                 4,539,311                 -
   Acquisitions:
     Common stock issued                                                27,872,216                 -
     Warrants issued                                                     7,018,956                 -
     Fair value of assets acquired                                      (1,583,952)                -
     Liabilities assumed                                                 6,903,537                 -
                                                                      ------------             ---------

         Purchase price in excess of fair value of
            assets acquired                                           $ 40,210,757             $   -
                                                                      ============             =========


The accompanying notes are an integral part of these financial statements.

                                POPMAIL.COM, INC.
                          (FORMERLY CAFE ODYSSEY, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A  -  NATURE OF THE BUSINESS

       PopMail.com, inc. ("the Company" or "PopMail"), formerly Cafe Odyssey, Inc., consists of two divisions, the restaurant division and the email services division. During 1999, in conjunction with the acquisition of popmail.com, inc. the Company changed its name from Cafe Odyssey, Inc. to PopMail.com, inc.

       During the fiscal quarter ended October 1, 2000, the Company developed a formal plan for the divestiture of the restaurant division. The accompanying consolidated financial statements have thus been restated to reflect the restaurant division as a discontinued operation. The restaurant division develops, owns and operates upscale casual restaurants with multiple themed dining rooms. The Company has "Cafe Odyssey" restaurants at the Mall of America in Bloomington, Minnesota, which opened in June 1998 and at the Denver Pavilions, in Denver, Colorado, which opened in March 1999. The Company closed its Cincinnati, Ohio location in September 1999 and finalized the sale of this restaurant in April 2000.

       On October 12, 2000, the Company implemented a 10-for-1 reverse stock split. Unless otherwise noted, all references within these financial statements have been restated to reflect the Company's post-split common stock numbers.

       The email services division provides permission marketing and affinity-based email communications concentrating primarily on the needs of businesses in the broadcast, media, sports and entertainment industries located throughout the United States.

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

CASH AND EQUIVALENTS

       The Company includes as cash and equivalents, cash on hand, bank deposits and all liquid money market investments with original maturities of three months or less when purchased, which are recorded at the lower of cost or market.

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

ADVERTISING

       The Company expenses advertising costs as incurred. Advertising expense for continuing operations was approximately $5,000 and $55,000 during 1999 and 1998.

STOCK-BASED COMPENSATION

       The Company utilizes the intrinsic value method for stock-based compensation. Under this method, compensation expense is recognized for the amount, if any, by which the market price of the common stock on the date of grant exceeds the exercise price of an option. Pro forma information related to the fair value method of accounting is contained in note H.

NET LOSS PER COMMON SHARE

       Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common stock outstanding during the year. The impact of common stock equivalents has been excluded from the computation of weighted average common stock outstanding, as the net effect would be antidilutive.

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

       On August 29, 1999, the Company completed its merger with popmail.com, inc., which was accounted for as a purchase. The results of popmail's operations have been included with the Company's operations from the date of the merger. Consideration for the merger included the issuance of 2,024 shares of Series B Convertible preferred stock, convertible into 8,633,900 shares (on a pre-split basis) of the Company's common stock valued at $21,589,755; the issuance of 4,407,098 (on a pre-split basis) five-year warrants to purchase common at an exercise price of $3.00 per share valued at $4,318,956; the assumption of approximately $5,019,000 of notes payable, which required the issuance of 900,000 (on a pre-split basis) five-year warrants to the holder of those notes valued at $2,700,000; and $890,000 in closing costs. The total consideration exceeded the fair value of the net liabilities acquired by approximately $33,800,000, which has been recorded as goodwill and is being amortized on a straight-line basis over three years.

       On December 3, 1999, the Company completed the acquisition of ROI Interactive LLC (ROI). This acquisition was accounted for as a purchase with the results of operations included with the Company's operations from the date of acquisition. Total consideration included the issuance of 2,750,000 shares (on a pre-split basis) of the Company's common stock valued at $6,282,461 and $150,000 in closing costs. The total consideration exceeded the fair value of the net liabilities acquired by approximately $6,400,000, which has been recorded as goodwill and is being amortized on a straight-line basis over three years.

       The following unaudited consolidated pro forma information assumes the above business combinations occurred at the beginning of the respective periods presented and has been restated to reflect only the historical continuing operations. The 1998 pro forma information does not include ROI, as it did not begin operations until 1999.


                                                 Years ended December 31,
                                                --------------------------
                                                     1999           1998
                                                ------------   -----------

Net revenues                                   $  1,030,000   $     49,000
Net loss from continuing operations
  attributable to common shareholders           (33,578,000)   (16,737,000)
Net loss per share attributable
  to common shareholders                       $     (16.35)  $     (10.06)
Weighted average shares outstanding               2,054,000      1,663,000

       The unaudited pro forma information is not necessarily indicative of the combined results that would have occurred had the merger and acquisition occurred on those dates, nor is it indicative of the results that may occur in the future.

NOTE D  -  NOTES PAYABLE

       Notes payable consists of the following:


                                              January 2,         January 3,
                                                 2000               1999
                                              ----------         ----------
Short-term revolving line of credit (a)       $3,000,000         $2,000,000
Short-term revolving loan (b)                    825,000                  -
Short-term promissory notes, net
  of discounts of $192,177 (c)                 2,082,823                  -
Other                                            129,695                  -
                                              ----------         ----------
                                              $6,037,518         $2,000,000
                                              ==========         ==========

(a) In September 1998, the Company entered into a $3,000,000 revolving line of credit with a financial institution collateralized by a leasehold mortgage, security agreement and assignment of rents and income of the Cincinnati restaurant. In addition, two directors and an ex-director of the Company entered into a joint and several limited guaranty of the first $1,000,000 of the Company's borrowings under this credit facility. In consideration of these guarantees, the Company issued 40,000 (on a pre-split basis) five-year warrants to each of these individuals at an exercise price of $0.75 per share in November 1998. Guarantees for the other $2,000,000 were obtained later in November 1998 from two of the aforementioned directors and an additional third party whereby two of the directors each severally guaranteed $500,000 and the other third party guaranteed $1,000,000, of such borrowings. All three guarantors pledged certain collateral to the financial institution in connection with the later guarantees. In exchange for such guarantees and pledges of collateral, the Company issued 200,000 (on a pre-split basis) five-year warrants each to two of the directors in November 1998, and 400,000 (on a pre-split basis) five-year warrants to the other third party in January 1999, all at an exercise price of $0.75 per share. This revolving line of credit facility was due on demand. This credit facility provided for monthly payments of interest accrued on the outstanding unpaid principal balance at a rate equal to the prime rate, or 8.5% as of January 2, 2000 and 7.75% as of January 3, 1999. Each of the guarantee agreements contain provisions which require the issuance of additional warrants and payment of cash penalties if the borrowings were not paid in full by September 30, 1999. As of January 2, 2000, the Company accrued $375,000 for the cash penalties and is obligated for and has recorded 600,000 (on a pre-split basis) five-year warrants at an exercise price of $0.75 per share. Three payments of $1,000,000 each were paid in February, March and July 2000 against this line of credit.

(b) In March 1999, the Company entered into an $825,000 revolving loan facility with a financial institution collateralized by substantially all of the Company's assets. In addition, the loan was guaranteed by five individuals. In consideration of these guarantees, the Company issued 500,000 (on a pre-split basis) five-year warrants in March 1999 (ranging from 25,000 to 250,000 warrants) to these individuals at an exercise price of $0.75 per share. All guarantors pledged certain collateral to the financial institution in connection with these guarantees. This revolving line of credit facility was due on demand. This credit facility provided for monthly payments of interest accrued on the outstanding unpaid principal balance at a rate equal to the prime rate, (8.5% as of January 2, 2000). The loan was paid in March 2000.

(c) In connection with the Popmail merger, the company assumed a note payable for $5,019,387, of which $4,469,387 was repaid shortly after the merger. The remaining $550,000 was payable in monthly payments with interest at the prime rate (8.5% at January 2, 2000). The principal was due on demand, and paid in full in January 2000. The loan was uncollateralized.

       In December 1999, the Company entered into a note payable for $200,000. The note was payable in monthly payments for interest at 15%. The principal was due on demand, and paid in full in March 2000. In connection with the loan the Company issued 80,000 (on a pre-split basis) five-year warrants with an exercise price of $1.25 to the lender. The fair value of these warrants were recorded as a discount and fully amortized over the period outstanding.

       In December 1999, the Company entered into a note payable for $325,000. The note was payable in monthly payments for interest at 15%. The principal was due on demand and paid in full in January 2000. In connection with the loan the Company issued 89,375 (on a pre-split basis) five-year warrants with an exercise price of $2.00 to the lender. The fair value of these warrants were recorded as a discount and fully amortized over the period outstanding. In addition, the Company issued 19,500 (on a pre-split basis) five-year warrants at an exercise price of $2.00 per share to a third party as a finders fee on this note.

       Also in December 1999, the Company entered into a note payable for $1,200,000. At the inception of the loan, the Company prepaid the interest of 13% ($91,000) for the life of the note until the loan matures in July 2000. In connection with the loan the Company issued 200,000 (on a pre-split basis) five-year warrants with an exercise price of $1.34 to the lender. The fair value of these warrants were recorded as a discount and fully amortized over the period outstanding. The loan was paid in full in March 2000.

NOTE E  -  LONG-TERM OBLIGATIONS

       In November 1999, the Company executed a senior convertible note for $2,000,000 which matured in November 2001 and bore interest at 4%. The note and any unpaid interest was convertible into the Company's common stock at the trading price at the day of the conversion. In connection with this note, the Company issued 275,000 (on a pre-split basis) five-year warrants with an exercise price of $1.625 to the lenders and a placement agent. The fair value of these warrants were recorded as a discount and fully amortized over the period outstanding. The entire $2,000,000 note and interest were converted into 2,006,668 shares (on a pre-split basis) of common stock during the first three quarters of fiscal 2000.

NOTE F  -  CONVERTIBLE PROMISSORY NOTES PAYABLE

       Convertible promissory notes payable consists of the following:



                                               January 2,      January 3,
                                                  2000            1999
                                               ----------      ----------
Senior convertible note payable,
  net of discount of $539,583 (a)              $1,460,417      $        -
Other (b)                                               -         150,000
                                               ----------      ----------
                                               $1,460,417      $  150,000
                                               ==========      ==========

(a) In August 1999, the Company executed a senior convertible note for $2,000,000, which matured in August 2000, and bore interest at prime plus 2% (effective interest rate of 10.5% as of January 2, 2000). In August 2000, a principal payment of $500,000 was made and the Company received a 30-day extension on the balance. The Company is currently finalizing an extension of up to one year (of monthly principle and interest payments) on the balance. The remaining balance of the note and any unpaid interest is convertible into the Company's common stock at a conversion price of $2.50 (pre-split price). In connection with this note, the Company issued 500,000 (on a pre-split basis) five-year warrants with an exercise price of $2.50 (pre-split price) to the lender. The fair value of these warrants were recorded as a discount and fully amortized over the original maturity of the note.

(b) Consisted of three 8.01% convertible promissory notes which matured in July 1999. The notes were converted into 89,147 shares (on a pre-split basis) of the Company's common stock.

       In May 1999, the Company executed one other convertible promissory note of $300,000 which matured in 1999; $100,000 was repaid and the additional $200,000 was converted into 108,000 shares (on a pre-split basis) of the Company's common stock.

NOTE G  -  SHAREHOLDERS' EQUITY

Convertible Preferred Stock

       Series A - In May 1999, the Company issued 2,000 shares of Series A 8% convertible preferred stock with a stated value of $1,000 per share in a private placement transaction. In addition, the Company issued warrants for the purchase of 300,000 shares (on a pre-split basis) of the Company's common stock at $3.00 per share to the investor. The preferred stock was convertible into the Company's common stock at a price equal to 65% of the market value at the time of conversion. During 1999, all Series A shares were converted into 101,600 shares of common stock. In November 1999, the warrants issued with the Series A shares were re-priced to $1.00 per warrant.

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

       Series B - In June 1999, the Company issued 2,024 shares of Series B convertible preferred stock in connection with the Popmail merger (see note C). The Series B shares were convertible into 863,390 shares of common stock and warrants to purchase 4,407,098 shares (on a pre-split basis) of the Company's common stock at $3.00 per share. All Series B shares issued in this transaction were converted in 1999.

       In November 1999, the warrants issued in connection with the Series B conversion were re-priced from $3.00 to $0.75 per share. In connection with this re-pricing, the Company recognized an expense of approximately $4,500,000.

       Series C - In July 1999, the Company issued 2,000 shares of Series C 8% convertible preferred stock with a stated value of $1,000 per share in a private placement. In addition, the Company issued warrants for the purchase of 300,000 shares (on a pre-split basis) of common stock at $3.00 per share to the investor. The Series C shares are convertible into the Company's common stock at a price equal to 65% of the market value at the time of conversion. During 1999, 1,395 shares of Series C were converted into 91,778 shares of common stock. In November 1999, warrants for 200,000 (on a pre-split basis) shares issued with the Series C shares were re-priced to $1.00 per warrant.

       In connection with the issuance of the Series C shares, the Company recognized a non-cash deemed dividend and discount accretion of approximately $1,077,000 similar to that of the Series A shares. The Company also accrued approximately $67,000 in preferred stock dividends in 1999 related to the Series C shares.

       Series D - In August 1999, the Company issued 2,200 shares of Series D 8% convertible preferred stock with a stated value of $1,000 per share in a private placement. In addition, the Company issued warrants for the purchase of 300,000 shares (on a pre-split basis) of common stock at $3.00 per share to the investor. The Series D shares are convertible into the Company's common stock at a price equal to 65% of conversion. No Series D shares were converted during 1999.

       In connection with the issuance of the Series D shares, the Company recognized a non-cash deemed dividend and discount accretion of approximately $1,185,000 similar to that of the Series A and Series C shares. The Company also accrued approximately $88,000 in preferred stock dividends in 1999 related to the Series D shares.

       Series E - Beginning in October 1999, the Company issued 175,000 shares of Series E convertible preferred stock with a stated value of $2.00 per share in a private placement. For each Series E share issued, a warrant was also issued for the purchase of a share (on a pre-split basis) of common stock at $3.00 per share. Each Series E share is convertible into one share (on a pre-split basis) of common stock. Series E shares are not entitled to dividends.

       All of the convertible preferred stock series contain certain liquidation preference provisions including accrued and unpaid dividends and defined payment amounts per share. In connection with the Series A, C, and D shares, warrants for 450,000 shares (on a pre-split basis) of common stock at $3.00 per share were issued to a financial advisor.

Warrants

       A summary of the Company's warrant activity is as follows:

                                                         Weighted average
                                        Shares            exercise price
                                      ----------         ----------------

Outstanding at December 28, 1997         296,495              $52.20
        Granted                           52,000                7.50
        Canceled                         (19,920)              65.00
                                      ----------              ------

Outstanding at January 3, 1999           328,575               55.80
        Granted                        1,512,097               13.80
        Exercised                       (225,000)              13.10
                                      ----------              ------
Outstanding at January 2, 2000         1,615,672              $22.40
                                      ==========              ======

         Outstanding warrants at January 2, 2000 are as follows:


                 Exercise price
      ---------------------------------------
                                   Weighted                Number
          Range                     average               of shares
      -------------               -----------            -----------

      $ 0.00 - $10.00               $ 6.90                 840,710
       12.50 -  25.00                17.80                 338,887
       30.00 -  65.00                55.80                 436,075
                                                          ---------
                                    $22.40                1,615,672
                                    ======                =========

Stock Options

       The Company maintains two stock option plans (the "Plans"), the 1997 Stock Option and Compensation Plan, which has 125,000 common stock reserved for issuance and the 1998 Director Option Plan, which has 25,000 common stock reserved for issuance. At January 2, 2000, the Plans have issued 42,933 options subject to approval of additional authorized shares by the shareholders. The Plans are administered by a stock option committee of the Board of Directors, which has the discretion to determine the number of shares granted, the price of the option, the term of the option and the time period over which the option may be exercised. Stock options granted under these plans generally have an exercise price equal to the fair value of the stock on the date of grant, have a ten-year term and vest ratably over three years.

       A summary of the Company's option activity is as follows:



                                                           Weighted average
                                         Shares             exercise price
                                        ---------          ----------------

Outstanding at December 28, 1997           70,767               $31.10
  Granted/repriced                         84,617                11.60
  Forfeited/repriced                      (73,467)               31.00
                                         --------               ------

Outstanding at January 3, 1999             81,917                11.10
  Granted                                 148,250                15.60
  Exercised                               (11,900)                7.50
  Forfeited/canceled                      (25,334)                7.50
                                         --------               ------
Outstanding at January 2, 2000            192,933               $13.70
                                         ========               ======


       Outstanding and exercisable options at January 2, 2000 are as follows:


                  Options Outstanding                                            Options Exercisable
    -------------------------------------------------      --------------------------------------------------------------
            Exercise price
    ------------------------------                           Weighted average
                          Weighted           Number             remaining                Weighted               Number
         Range             average          of shares        contractual life             average               of shares
    ---------------       --------          ---------       -----------------            --------               ---------


    $ 7.50 - $10.00        $ 8.50              91,433           8.32 years                 $ 8.70                  77,433
     17.80 -  30.00         18.40             101,500           9.76 years                  20.60                  13,000
                                             --------                                    --------               ---------
                           $13.70             192,933                                      $10.40                  90,433
                            =====            ========                                    ========               =========

       On December 10, 1998, the board of directors approved a repricing of all outstanding stock options held by the Company's employees and directors. The new exercise price of $0.75 was greater than the fair market value of the Company's stock on that date. A total of 660,666 (on a pre-split basis) options priced at $3.00 to $4.50 were exchanged for options priced at $0.75. The new options vest in three equal installments on the first, second and third anniversaries of the new date of grant. In September, in connection with the Popmail merger, 87,433 outstanding options became fully vested in accordance with the change in control provisions of the Plans.

       Pro forma information regarding the fair value of stock options is as follows:

                                             1999                 1998
                                         -----------          -----------
     Net loss
        As reported                     $(20,734,121)         $(6,706,582)
        Pro forma                        (21,173,798)          (6,891,308)
     Basic and diluted EPS
        As reported                           (20.51)               (8.38)
        Pro forma                             (19.70)               (8.60)



       The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used or grants in 1999 and 1998: risk-free interest rates of 6.41% and 6.01%; no expected dividend yield, expected lives of 3 and 7 years; and expected volatility of 150% and 80%.

       Warrants and options granted for services were valued at the fair value of the warrant or option granted or the value of the services provided, whichever is more easily determinable.

NOTE H  -  INCOME TAXES

       As of January 2, 2000 and January 3, 1999, the Company's deferred taxes consisted primarily of net operating loss carryforwards, pre-opening costs not currently deductible and accelerated methods of depreciation. The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits.

       As of January 2, 2000, the Company had net operating loss carryforwards of approximately $40 million, which, if not used, will expire through 2019.

NOTE I  -  COMMITMENTS AND CONTINGENCIES

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

       Future minimum rental payments are as follows as of January 2, 2000:



                      2000                        $ 1,339,809
                      2001                          1,258,904
                      2002                          1,066,795
                      2003                          1,038,347
                      2004                          1,084,432
                      Thereafter                    8,471,589
                                                  -----------
                                                  $14,259,876
                                                  ===========


LITIGATION

       The Company is involved in various legal actions rising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or the results of its operations.

NOTE J  -  RELATED PARTY TRANSACTIONS

       During 1998, the Company entered into a revolving note payable with significant shareholder, director and executive officer to the Company to fund its working capital as necessary. The maximum amount of this note was $100,000, which was outstanding at January 3, 1999. This note was paid in full in 1999.

       During 1999, the Company entered into four $60,000, 18% notes payable with two shareholders and officers of the Company with principal plus interest payable at maturity. In addition to the stated interest, an amount of 3% of the principal is due at maturity. Two of the notes matured in 1999 and were paid in full. The two remaining notes were paid in January 2000.

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

NOTE K  -  BUSINESS SEGMENTS

       The Company operates in two reportable segments, restaurant operations (which has been reclassified to discontinued operations) and email marketing services. The email marketing services segment began in 1999 with the Popmail merger. The

Company's general, administrative and development expenses are included in the email segment with the exception of those expenses directly attributable to the restaurant division. The information relating to these segments for 1999 is as follows:



                                   Restaurant        email
                                   operations      marketing         Total
                                   ----------     ----------      ----------

Net revenues                      $12,166,454    $   106,744    $ 12,273,198
Operating loss                     (1,960,841)    (8,829,224)    (10,790,065)
Total assets                       14,459,117     39,036,247      53,495,364
Equipment depreciation
  and amortization                  1,639,279        157,025       1,796,304
Capital expenditures,
  net of acquisition                4,027,388         98,419       4,125,807



NOTE L  -  FOURTH QUARTER ADJUSTMENTS

       During the fourth quarter of 1999, the Company recorded several adjustments and transactions that affect, in part, previous quarters including the following approximate amounts:

Expenses related to stock warrants and stock
  options for services, repricings, and
  financial guarantees                                          $ 8,000,000

Adjustments to equipment and depreciation                           950,000

Accruals for financing fees, preferred stock
  dividends and financial advisory services                       1,200,000
                                                                -----------
Increase to net loss attributable to common shareholders        $10,150,000
                                                                ===========



       Had the above adjustments been recorded in the appropriate periods, net loss attributable to common shareholders would have increased by approximately $970,000 in each of the first two quarters and approximately $550,000 in the third quarter of the year ended January 2, 2000.



NOTE M  -  SUBSEQUENT EVENTS


RECLASSIFICATION OF RESTAURANT DIVISION TO DISCONTINUED OPERATIONS

       During the third quarter ended October 1, 2000, the Company developed a formal plan for the divestiture of the restaurant division. The accompanying consolidated financial statements have thus been restated to reflect the restaurant division as discontinued operations. The net assets of the restaurant division have been reported as net assets of discontinued operations; the net operating results of the restaurant division have been reported as loss from operations of discontinued restaurant division; and the net cash flows of the restaurant division have been reported as discontinued operations.

       Summarized financial information for the discontinued operations are as follows:


                                    January 2, 2000         January 3, 1999

Current assets                         $    150,385           $     495,473
Property and equipment, net              13,971,925              11,589,230
Other assets                                336,809                 380,700
                                       ------------            ------------
Total assets                             14,459,119              12,465,403
Current liabilities                         645,211               1,456,067
Long-term liabilities                     4,212,557               2,710,737
                                       ------------            ------------
Total liabilities                         4,857,768               4,166,804
                                       ------------            ------------
Net assets of discontinued
  operations                           $  9,601,351            $  8,298,599
                                       ============            ============



For the years ended                 January 2, 2000         January 3, 1999
Restaurant revenues                    $ 12,166,144            $  6,932,890
Total restaurant expenses                14,126,985              10,608,633
                                       ------------            ------------
Loss from discontinued operations      $ (1,960,841)           $ (3,675,743)
                                       ============            ============



10-FOR-1 REVERSE STOCK SPLIT

       On October 12, 2000, the Company implemented a 10-for-1 reverse stock split. Unless otherwise noted, all references within these financial statements have been restated to reflect the Company's post-split common stock numbers.


PRIVATE PLACEMENTS

       In January 2000, the Company executed a private placement memorandum authorizing the issuance of 2,350,000 units valued at $1.00 per unit. Each unit consists of one share (on a pre-split basis) of the Company's common stock and one five-year warrant to purchase one share (on a pre-split basis) of the Company's common stock with an exercise price of $2.00 (pre-split price). As of March 24, 2000, the Company has issued all 2,350,000 units related to this placement.

       Also in January 2000, the Company executed a private placement memorandum authorizing the issuance of 2,666,667 units valued at $2.25 per unit. Each unit consists of one share (on a pre-split basis) of the Company's common stock and one five-year warrant to purchase one share (on a pre-split basis) of the Company's common stock with an exercise price of $3.00 (pre-split price). As of March 24, 2000, the Company has issued all 2,666,667 units related to this placement.

       The proceeds of these private placements were used to repay the due to affiliates and all but $1,000,000 of the Company's $6,037,518 notes payable that were outstanding at January 2, 2000, as well as to fund the continuing operating needs of the Company.

       In April 2000, the Board authorized the private placement of up to 700,000 shares of Series G 10% convertible preferred stock. As of May 15, 2000, the Company has issued 600,000 shares at a price of $10 per share. The issuance included an original discount of $1,500,000 and investment banking fees and expenses of $500,000 relating to such share issues, resulting in net proceeds of approximately $4,000,000. In addition, the Company issued warrants for the purchase of 500,000 shares (on a pre-split basis) of common stock at $2.51 per share. The Series G shares are convertible into the Company's common stock at a variable price ranging from 97% to 91% of the market value at the time of conversion, subject to certain holding periods as defined in the agreement.

       Also in April 2000, the Company advanced the sum of $245,000 to a partnership controlled by an individual who is a significant shareholder, director and executive officer of the Company. Under the terms of the note receivable issued by the partnership to the Company, the entire principal plus interest accruing at the rate of 5.74% per annum is due to the Company in March 2002. The partnership has pledged 12,250 shares of the Company's common stock as security for the note. Proceeds of the advance were used to purchase additional shares of the Company's stock issued in connection with the ROI acquisition.



BUSINESS ACQUISITIONS

IZ.com Incorporated

       On February 9, 2000, the Company completed a merger with IZ.com Incorporated ("IZ.com"), a development stage online convergent media company. The merger will be accounted for under the purchase method of accounting. The former shareholders of IZ.com were issued 287,408 shares of newly created Series F Convertible preferred stock, with an additional 130,508 shares issuable upon the exercise of IZ.com options assumed by PopMail. Both the Series F and option shares are convertible into common at a rate of 25.66 shares (on a pre-split basis). Assuming conversion of all potentially issuable shares, they would convert into approximately 10,725,000 shares (on a pre-split basis) of the Company's common stock valued at approximately $47,825,000, using a share price based upon the average closing price of the five business days prior to the closing of the transaction. With estimated closing costs of $250,000, the total consideration plus the fair value of the net liabilities assumed resulted in approximately $49,000,000 of goodwill, which will be amortized on a straight-line basis over three years.

       During the period from February 9, 1999 (inception) through December 31, 1999, IZ.com incurred net losses of approximately $5,000,000, representing start-up expenses.

       In December 2000, the Company sold the assets of its digital publishing company IZ.com to the current IZ.com management team. The Company will accelerate amortization of all remaining goodwill related to IZ.com (approximately $36,000,000) during the fourth quarter of fiscal 2000.

Fan Asylum

       On June 14, 2000, the Company purchased 100% of the common stock of Fan Asylum from its sole shareholder ("the Seller") in exchange for up to 3.6 million shares of the Company's common stock ("the Purchase Price Shares"), valued at $9,000,000 per the agreement, subject to adjustments based on certain earn out and reset provisions. The initial shares are subject to a put right pursuant to which Seller has a one-time right to "put" the initial shares to the Company during the period between January 2, 2001 and January 31, 2001.

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

NOTES PAYABLE

       In July 2000, the remaining $1,000,000 outstanding on the short-term revolving line of credit was paid.

LONG-TERM OBLIGATIONS

       During the first three quarters of fiscal 2000, the entire $2,000,000 senior convertible note and accrued interest were converted into 2,006,669 shares (on a pre-split basis) of common stock.

SECURED PROMISSORY NOTE

       In October 2000, the Company entered into a secured promissory note payable for $600,000. The Company received net proceeds of $450,000 after discount and finders fees. The note was payable within 30 days and is collateralized by specific computer equipment. In connection with the loan, the Company issued a 200,000 share five-year warrant with an exercise price of $0.375 to the lender. As of December 8, 2000, the Company is in payment default and may be required to pay additional late payment fees. The Company is re-negotiating the terms of this note, and no assurance can be given that any reductions will be attained.

WARRANTS

       In March 2000, the Company took several actions to induce warrant holders to exercise warrants previously issued. Holders of 750,000 (on a pre-split basis) warrants at $2.00 per share were issued 250,000 (on a pre-split basis) additional 5-year warrants with an exercise price of $5.00 per share. Additionally, the Company re-priced 850,000 (on a pre-split basis) previously issued $3.00 per share warrants to $2.00 per share.

       In April 2000, the Company re-priced 250,000 (on a pre-split basis) previously issued $5.00 per share warrants to $2.00 per share, to induce a warrant holder to exercise warrants previously issued.

       During the quarter ended October 1, 2000, the Company re-priced previously issued pre-split warrants with exercise prices ranging from $2.00 to $3.00 per share to $0.625 and $0.75 per share to induce warrant holders to exercise warrants previously issued and generally issued replacement warrants with an exercise price of $0.625 to $1.00 per share for each original warrant exercised. Cash proceeds of approximately $2,083,000 were raised from the exercise of such warrants.

COMPUTER HARDWARE ADDITION

       In February 2000, the Company purchased computer hardware and the related infrastructure for its email services division for approximately $1,800,000.

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

       The Registrant's Board of Directors participated in and approved the decision to change independent accountants.

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

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

       The information included in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders under the caption "Election of Directors" is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

        The information included in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders under the caption "Election of Directors" is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information included in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders under the caption "Election of Directors" is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information included in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders under the caption "Election of Directors" is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K




2.1 Agreement and Plan of Merger dated as of June 1, 1999, among Cafe Odyssey, Inc, Stephen D. King, popmail.com, inc., all of the Holders Of common stock of popmail.com, inc. and Cafe Odyssey Acquisition Subsidiary, Inc. (Incorporated herein by reference to Exhibit 2.0 of the Registrant's Current Report on Form 8-K dated June 22, 1999 and filed on June 25, 1999).

2.2 Agreement and Plan of Reorganization among ROI InterActive, LLC, Cafe Odyssey, Inc. and ROI Acquisition Corporation (Incorporated herein by reference to Exhibit 2.0 to the Company's Current Report on Form 8-K dated December 17, 1999).

2.3 First Amendment to Agreement and Plan of Reorganization, dated November 12, 1999, by and among Parent, Sub, the Company, and the Members. (Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 17, 1999).

2.4 Agreement and Plan of Reorganization dated as of January 21, 2000, among PopMail.com, inc., IZ.com Incorporated, IZ Acquisition Corporation, and Virtual Group LLC. (Incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated February 9, 2000 and filed on February 24, 2000).

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

3.1(C) Certificate of Designation of Series C 8% Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1(c) to the Registrant's report on Form 8-K dated July 13, 1999 and filed on July 23, 1999).
                                         31
3.1(D) Certificate of Designation of Series D 8% Convertible Preferred Stock (Incorporated hereby by reference to Exhibit 3.1(d) to the Registrant's Form 8-K dated September 1, 1999, and filed on September 16, 1999).

3.1(E) Articles of Amendment of Articles of Incorporation filed on September 3, 1999 (Incorporated hereby by reference to Exhibit to The Registrant's Form 8-K dated September 1, 1999, and filed on September 16, 1999).

3.1(F) Certificate of Designation of Series F Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated February 9, 2000, filed on February
         2000).

3.1(G)*  Certificate of Designation of Series E Convertible Preferred Stock.

3.2      By-laws (Incorporated herein by reference to Exhibit 3.2 to the 1997
         SB-2).

4.1 Form of Warrant Agreement (Incorporated herein by reference to Exhibit 4 to the 1997 SB-2).

4.2 Form of Warrant (the series of Warrants initially covers 4,407,098 shares of common stock; subject to adjustment) (Incorporated herein by reference to Exhibit 4.0 to the Registrant's Current Report on Form 8-K dated June 22, 1999).

4.3* Schedule identifying material details of warrants issued by the Company substantially identical to the warrant filed as Exhibit 4.2.

4.4*     Common Stock Purchase Warrant issued to J. Jeffrey Brausch & Company

4.5* Warrant to Purchase Shares of Common Stock issued to J. Jeffrey Brausch & Company.

4.6* Schedule identifying material details of warrants issued by the Company substantially identical to the warrant filed as Exhibit 4.5.

4.7*     Form of Common Stock Purchase Warrant (IPO Series).

4.8* Schedule identifying material details of warrants issued by the Company substantially identical to the warrant filed as Exhibit 4.7.

4.9*     Warrant to Purchase Shares of Common Stock of the Company.

4.10* Schedule identifying material details of warrants issued by the Company substantially identical to the warrant filed as Exhibit 4.9.

4.11*    Form of Warrant to Purchase Shares of Common Stock of the Company
         (GW-1).

4.12*    Form of Warrant to Purchase Shares of Common Stock of the Company
         (GW-2).

4.13*    Form of Warrant to Purchase Shares of Common Stock of the Company
         (MB-1).

4.14* Form of Warrant to Purchase Shares of Common Stock of the Company (GFP Series).

4.15* Schedule identifying material details of warrants issued by the Company substantially identical to the warrant filed as Exhibit 4.14.
4.16     * Warrant to Purchase Shares of Common Stock issued to Hillstreet Fund,
         L.P.

4.17*    Warrant to Purchase Shares of Common Stock issued to Andrew Baum.

4.18* Schedule identifying material details of warrants issued by the Company substantially identical to the warrant filed as Exhibit 4.17.

4.19* Warrant to Purchase Shares of Common Stock Issued to Metropolitan Capital Partners, Inc. (MCP-1).

4.20* Warrant to Purchase Shares of Common Stock Issued to Metropolitan Capital Partners, Inc. (MCP-2).

4.21*    Warrant to Purchase Shares of Common Stock Issued to Wayne L. Teidge
         (WT-1).

4.22* Warrant to Purchase Shares of Common Stock Issued to Metropolitan Capital Partners, Inc. (HT-1).

4.23* Warrant to Purchase Shares of Common Stock Issued to eBanker USA.com, Inc. (EB-1).

4.24* Warrant to Purchase Shares of Common Stock Issued to eBanker USA.com, Inc. (EB-2).

10.1 Indenture of Lease dated November 9, 1994, between Phillip E. Stephens, Trustee and Kenwood Restaurant, Inc; First Amendment to Lease dated May 3, 1995, by and between Phillip E. Stephens, Trustee and Kenwood Restaurant, Zinc.; by Second Amendment to Lease dated
                     , 1996, between Phillip E. Stephens, Trustee and Kenwood Restaurant Limited Partnership; Second Amendment to Agreement dated October 18, 1996, between Phillip E. Stephens, Trustee and Kenwood Restaurant Limited Partnership; and Addendum to Second Amendment to Lease dated October 18, 1996, between Phillip E. Stephen, Trustee and Kenwood Restaurant Limited Partnership (Kenwood Restaurant) (Incorporated herein by reference to Exhibit 10.1 to the 1997 SB-2).

10.2 Lease dated August 4, 1997, between Mall of America Company and Hotel Mexico, Inc. (Mall of America Restaurant) (Incorporated herein by reference to Exhibit 10.2 to the 1997 SB-2).

10.3 1997 Stock Option and Compensation Plan (Incorporated herein by reference to Exhibit 10.4 to the 1997 SB-2).

10.4 Employment Agreement between the Company and Ronald K. Fuller dated March 17, 1997, (Incorporated herein by reference to Exhibit 10.5 to the 1997 SB-2).

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

10.8     1998 Director Stock Option Plan (Incorporated herein by reference to
         Exhibit 10.2 to the 2Q98 10-QSB).

10.9 Shopping Center Lease dated May 12, 1998, between Denver Pavilions, L.P. and the Company (Incorporated herein by reference to Exhibit 10 to the Company's current Report on Form 8-K filed on May 27, 1998).

10.10 Open-End Leasehold Mortgage, Security Agreement and Assignment of Rents, Income and Proceeds made as of September 23, 1998, by the Company to The Provident Bank ("Provident")(Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 27, 1998 (the "3Q98 10- QSB")).

10.11 Revolving Promissory Note Mortgage Loan dated September 23, 1998, between the Company and Provident (Incorporated herein by reference to Exhibit 10.2 to the 3Q98 10-QSB).

10.12 Security Agreement dated as of September 23, 1998, between the Company and Provident (Incorporated herein by reference to Exhibit 10.3 to the 3Q98 10-QSB).

10.13 Agreement Among Guarantors dated November 16, 1998, among Stephen D. King, Jerry L. Ruyan, Greg C. Mosher and the Company (Incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-KSB for the fiscal year needed 1/4/99 (the "1998 10-
         KSB)).

10.14 Agreement Among Guarantors dated January 22, 1999, among Stephen D. King, Jerry L. Ruyan, Greg C. Mosher and the Company (Incorporated hereby reference to Exhibit 10.19 to the 1998 10-KSB).

10.15 Warrant No. PL-1 dated November 16, 1998, to purchase 40,000 shares of common stock of the Company issued to Stephen D. King (Incorporated herein by reference to Exhibit 10.19 to the 1998 10-KSB).

10.16 Schedule identifying material details of other warrants issued by the Company substantially identical to the warrant filed as Exhibit 10.15.

10.17 Indemnification and Contribution Agreement dated March 3, 1999, among Michael A. Bird, John E. Feltl, Stephen D. King, Timothy I. Maudlin, Wayne W. Mills and the Company (Incorporated hereby reference to Exhibit 10.19 to the 1998 10-KSB).

10.18 Promissory Note dated March 10, 1999, of the Company to BankWindsor (Incorporated hereby reference to Exhibit 10.19 to the 1998 10-KSB).

10.19 Warrant No. BWL-1 dated March 3, 1999, to purchase 25,000 shares of common stock of the Company issued to Michael A. Bird (Incorporated hereby reference to Exhibit 10.19 to the 1998 10-KSB).

10.20 Schedule identifying material details of other warrants issued by the Company substantially identical to the warrant filed as Exhibit 10.24 (Incorporated hereby reference to Exhibit 10.19 to the 1998 10-KSB).

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

10.26 Indemnification Agreement between Cafe Odyssey, Inc. LegacyMaker, Inc. (Incorporated hereby by reference to Exhibit 10.1 to the Registrant's Form 8-K dated June 22, 1999 and filed on June 25, 1999).

10.27 Escrow Agreement by and among popmail.com, inc., James L. Anderson, as Attorney-in-Fact for certain Shareholders, Cafe Odyssey, Inc., Cafe Odyssey Acquisition Subsidiary, Inc. and Thompson & Knight, a professional corporation. (Incorporated hereby by reference to Exhibit 10.2 to the Registrant's Form 8-K dated June 22, 1999 and filed on June 25, 1999).

10.28 Agreement by and between Cafe Odyssey, Inc. and James L. Anderson (Incorporated hereby by reference to Exhibit 10.3 to the Registrant's Form 8-K dated June 22, 1999 and filed on June 25, 1999).

10.29 Indemnification Agreement between popmail.com, inc. and Stephen D. King (Incorporated hereby by reference to Exhibit 10.4 to the Registrant's Form 8-K dated June 22, 1999 and filed on June 25, 1999).

10.30    Employment Agreement by and between Cafe Odyssey, Inc. and Stephen
         D. King (Incorporated hereby by reference to Exhibit 10.5 to the Registrant's Form 8-K dated June 22, 1999, and filed on June 25,
         1999).

10.31 Form of Warrant issued in connection with the Series C 8% Convertible Preferred Stock (Incorporated hereby by reference to Exhibit 10.1 to the Registrant's Form 8-K dated July 13, 1999, and filed on July 23,
         1999).

10.32 Schedule identifying material details of additional warrants issued by the Company substantially identical to the warrant filed as Exhibit 10.31.

10.33 Securities Purchase Agreement, dated July 13, 1999, between the Company and The Shaar Fund Ltd. (Incorporated hereby by reference to Exhibit
         10.2 to the Registrant's Form 8-K dated July 13, 1999, and filed on July 23, 1999).

10.34 Registration Rights Agreement, dated July 13, 1999, between the Company and The Shaar Fund Ltd. (Incorporated hereby by reference to Exhibit
         10.3 to the Registrant's Form 8-K dated July 13, 1999, and filed on July 23, 1999).

10.35 Amended and Restated Employment Agreement dated October 5, 1999, by and between Cafe Odyssey, Inc., a Minnesota corporation (the "Company"), and Thomas W. Orr (the "Executive"). (Incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-QSB for Quarter ended October 4, 1999).

10.36 Securities Purchase Agreement, dated July 13, 1999, between the Registrant and The Shaar Fund Ltd. (Incorporated herein by reference to
         Exhibit 10.1 to the Registrant's Form 8-K dated September 1, 1999 and filed on September 16, 1999).

10.37 Form of Warrant issued in connection with the Series D 8% Convertible Preferred Stock (Incorporated hereby by reference to Exhibit 10.2 to the Registrant's Form 8-K dated September 1, 1999, and filed on September 16, 1999)

10.38 Schedule identifying material details of additional warrants issued by the Company substantially identical to the warrant filed as Exhibit 10.37.

10.39 Registration Rights Agreement, dated July 13, 1999, between the Registrant and The Shaar Fund Ltd. (Incorporated hereby by reference to
         Exhibit 10.3 to the Registrant's Form 8-K dated September 1, 1999, and filed on September 16, 1999).

10.40 Loan Agreement by and between the Registrant and Fairview Partners dated as of August 24, 1999. (Incorporated hereby by reference to Exhibit 10.4 to the Registrant's Form 8-K dated September 1, 1999, and filed on September 16, 1999).

10.41 Form of Senior Convertible Note dated August 24, 1999. (Incorporated hereby by reference to Exhibit 10.5 to the Registrant's Form 8-K dated September 1, 1999 and filed on September 16, 1999).

10.42 Form of Warrant to Purchase Common Stock of the Registrant issued to Fairview Partners. (Incorporated hereby by reference to Exhibit 10.6 to the Registrant's Form 8-K dated September 1, 1999, and filed on September 16, 1999).

10.43 Support Agreement dated as of August 24, 1999, among Stephen D. King, the Registrant and Fairview Partners. (Incorporated hereby by reference to Exhibit 10.7 to the Registrant's Form 8-K dated September 1, 1999 and filed on September 16, 1999).

10.44 First Deed of Trust, Security Agreement and Fixture Financing Statement dated as of August 24, 1999, between the Registrant and the Public Trustee of Denver County, Colorado. (Incorporated hereby by reference to Exhibit 10.8 to the Registrant's Form 8-K dated September 1, 1999 and filed on September 16, 1999).

10.45 Agreement Between Landlord and Lender dated as of August 24, 1999, by Denver Pavilions, L.P. and the Registrant. (Incorporated hereby by reference to Exhibit 10.9 to the Registrant's Form 8-K dated September 1, 1999, and filed on September 16, 1999).

10.46 Escrow Agreement dated August 25, 1999, by and between Fairview Partners, the Registrant and Johnson Trust Company. (Incorporated hereby by reference to Exhibit 10.10 to the Registrant's Form 8-K dated September 1, 1999, and filed on September 16, 1999).

10.47 Registration Rights Agreement, dated January 21, 2000, between the Registrant and the stockholders of IZ.com, Incorporated. (Incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated filed on February 24, 2000).

10.48* Pledge Agreement dated December 3, 1999, between King Family Partners and the Company.

10.49* First Amendment to Pledge Agreement dated December 3, 1999, dated March 28, 2000, between King Family Partners and the Company.

10.50* Amended and Restated Promissory Note in the amount of $2,450,000 dated December 3, 1999, of King Family Partners to the Company.

10.51* Promissory Note in the amount of the $245,000 dated March 30, 2000, of King Family Partners to the Company.

10.52* Employment Agreement entered into as of February 9, 2000, by and between Jesse Berst and the Company.

10.53* Amendment to Employment Agreement dated July 27, 1999, by and between the Company and Ronald K. Fuller.

21*      Subsidiaries

23.1     Consent of Grant Thornton, LLP

23.2     Consent of Arthur Andersen LLP

27       Financial Data Schedule

* Incorporated herein by reference to the like numbered Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended January 2, 2000.

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

                                    POPMAIL.COM, INC.
                                    ("Registrant")


Dated:  December 21, 2000      By: /s/ Gary Schneider
                                 -------------------------------------
                                       Gary Schneider
                                       Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 21, 2000 by the following persons on behalf of the Registrant, in the capacities indicated.


SIGNATURE                               TITLE



/s/ Gary Schneider                      Chief Executive Officer
----------------------------------      (Principal Executive Officer)
Gary Schneider



/s/ Stephen J. Spohn                    Chief Financial Officer
----------------------------------      (Principal Financial and Accounting
Stephen J. Spohn                         Officer)



/s/ Thomas W. Orr                       Director
----------------------------------
Thomas W. Orr


                                        Director
----------------------------------
Henry Fong