Form 10QSB/A
period 2000-10-01
POPMAIL COM INC
filed 2000-12-21
CIK 1044738

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                 FORM 10-QSB/A



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

This Quarterly Report on Form 10-QSB/A amends and replaces in its entirety the Company's Quarterly Report on Form 10-QSB filed November 15, 2000. This Form 10-QSB/A corrects a Balance Sheet error to reflect the Company's Cincinnati, Ohio location as a discontinued operation for the year ended January 2, 2000. Conforming changes have also been made to Footnote C to the Condensed Notes to the Financial Statements.



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

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                POPMAIL.COM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                  October 1, 2000        January 2, 2000
                                                                                 ------------------     ------------------
                                     ASSETS
       CURRENT ASSETS
            Cash and equivalents                                                    $   322,514            $ 1,136,137
            Restricted cash                                                           2,000,000                     --
            Accounts receivable, net                                                    656,350                270,557
            Notes receivable                                                            315,000                     --
            Inventories                                                                  76,602                     --
            Other current assets                                                        813,097                450,016
                                                                                 ------------------     ------------------
                Total current assets                                                  4,183,563              1,856,710

       PROPERTY AND EQUIPMENT, net                                                    3,257,435                894,879
       ASSETS HELD FOR SALE, net                                                      3,000,000              9,601,351
       GOODWILL, net                                                                 74,796,430             36,277,346
       OTHER ASSETS                                                                   2,982,695                  7,312
                                                                                 ------------------     ------------------
                                                                                    $88,220,123           $ 48,637,598
                                                                                 ==================     ==================
                       LIABILITIES AND SHAREHOLDERS' EQUITY
       CURRENT LIABILITIES
            Notes payable                                                           $   343,952           $  6,037,518
            Convertible promissory notes payable                                      1,500,000              1,460,417
            Accounts payable                                                          2,041,444              1,329,223
            Due to affiliates                                                                --                120,000
            Accrued expenses                                                          3,362,600              1,111,205
                                                                                 ------------------     ------------------
                      Total current liabilities                                       7,247,996             10,058,363

       LONG-TERM OBLIGATIONS, less current maturities                                        --              1,321,643
                                                                                 ------------------     ------------------
                      Total liabilities                                               7,247,996             11,380,006
                                                                                 ------------------     ------------------

       COMMITMENTS AND CONTINGENCIES
       SHAREHOLDERS' EQUITY
            Common stock, $.01 par value, 100,000,000 shares authorized;
                 46,196,044 and 24,695,872 shares issued and outstanding                461,960                246,958
             Series C 8% convertible preferred stock                                         --                693,000
             Series D 8% convertible preferred stock                                         --              2,288,000
             Series E convertible preferred stock                                       386,366                350,000
             Series F preferred stock                                                48,640,477                     --
             Series G 10% convertible redeemable preferred stock                      6,000,000                     --
            Additional paid-in capital                                              110,470,734             74,901,160
            Less common stock subscribed and notes receivable
                  from affiliates                                                    (3,386,000)            (2,850,000)
            Accumulated deficit                                                     (81,601,410)           (38,371,526)
                                                                                 ------------------     ------------------
                  Total shareholders' equity                                         80,972,127             37,257,592
                                                                                 ------------------     ------------------
                                                                                    $88,220,123           $ 48,637,598
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

Summarized financial information for the discontinued operations are as follows:


                                      At October 1, 2000                 At January 2, 2000
Current Assets                        $        97,013                    $        150,385
Property and Equipment, net                11,017,513                          13,971,925
Other Assets                                  306,887                             336,809
                                      -----------------                  -----------------
Total Assets                          $    11,421,413                    $     14,459,119

Current Liabilities                   $       692,550                    $        645,211
Long-Term Liabilities                       3,870,420                           4,212,557
                                      -----------------                  -----------------
Total Liabilities                     $     4,562,970                    $      4,857,768
                                      -----------------                  -----------------

Net Assets Held for Sale              $     6,858,443                    $      9,601,351
                                      -----------------                  -----------------
Write down of Assets to
realizable value                      $     3,858,443                    $             --
                                      -----------------                  -----------------


--------------------------------------------------------------------------------
For the thirteen weeks ended                October 1, 2000    October 3, 1999
--------------------------------------------------------------------------------
Restaurant Revenues                          $   2,637,747      $   3,545,782
Total Restaurant Expenses                        2,826,003          3,634,456
                                           ---------------      -------------

Loss from Discontinued Operations            $    (188,256)     $     (88,674)
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