Form 10KSB
period 2000-12-31
POPMAIL COM INC
filed 2001-04-02
CIK 1044738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 0-22433

POPMAIL.COM, INC.
(Exact name of Registrant as Specified in its Charter)

Minnesota	31-1487885
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1331 Corporate Drive, Suite 350
Irving, TX    75038
(Address of Principal Executive Offices including Zip Code)

(972) 550-5500
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Shares of Common Stock (par value $.01 per share)
Common Stock Purchase Warrants

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     [     ]

      The Company's revenues from continuing operations for the fiscal year ended December 31, 2000 totaled $3,010,228.

      As of March 23, 2001, the aggregate market value of the 3,972,527 shares of the registrant's common stock, $.01 par value, held by non-affiliates of the registrant, computed by reference to the average high and low prices on such date as reported by the Nasdaq SmallCap Market was $621,000. As of March 23, 2001, there were outstanding 10,179,916 shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive proxy statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Items 9, 10, 11 and 12 of Part III hereof.

FORWARD-LOOKING STATEMENTS

      Certain of the matters discussed in the following pages, constitute "forward-looking statements," which are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of risks and uncertainties, including changes in domestic economic conditions. Additional factors that could cause actual results to differ materially are the following: the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; competitive pressures from other providers of email-based services; ability to raise additional capital required to support the Company's operations and enable the Company to pursue its business plan; government regulation of the Internet; business conditions, such as inflation or a recession, and growth in the general economy; changes in monetary and fiscal policies, other laws and regulations; and other risks identified from time to time in the Company's reports filed with the Securities and Exchange Commission, registration statements and public announcements.

POPMAIL.COM, INC.

2000 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

During the fiscal year ended December 31, 2000, PopMail.com, inc. ("PopMail" or "the Company") consisted of two divisions, the restaurant division (which has been presented as discontinued operations) and the Internet division.

The restaurant division develops, owns and operates restaurants with multiple themed dining rooms designed to appeal to the upscale casual dining market. PopMail has Cafe Odyssey restaurants at the Mall of America in Bloomington, Minnesota, which opened in June 1998, and in the Denver Pavilions, which opened in March 1999.

During the fiscal quarter ended October 1, 2000, the Company developed a formal plan for the divestiture of the restaurant division. The consolidated financial statements of the Company, included as part of this filing, have thus been restated to reflect the restaurant division as discontinued operations. In March 2001 the Company executed a definitive purchase agreement to sell the net assets of the restaurant division to a group beneficially controlled by several shareholders and creditors of the Company. Closing is expected to occur on or about April 30, 2001.

The Internet marketing division is an affinity and permission based e-marketing company, connecting people with their passions. PopMail accomplished this during 2000 by providing official fan clubs and fan club services for sports teams, clients in the broadcast and entertainment industries, and recording artists. These marketing services included access to preferred tickets, merchandise, exclusive news, chat, discussion, permission marketing and vanity web-based email, official fan sites and access to discounted products related to a sports team, personality or artist. Throughout the majority of 2000, the Internet division consisted of three companies: PopMail Network, Inc. ("PopMail Network"), based in Irving, Texas, is a provider of permission and vanity web based e-mail services to professional sports teams, broadcast stations and other brand name clients in the sports, media and entertainment industries; Fan Asylum, Inc. ("Fan Asylum"), based in San Francisco, California, a provider of official online and offline fan club sites for recording artists in the music industry; and IZ.com, Inc. ("IZ"), which is based in Bellevue, Washington, a provider of digital publishing services, newsletters and technology for high-end brands.

In December 2000, the Company completed the sale of IZ.com as it no longer fit with the Company's ongoing business plan. The Company further refined its ongoing business plan to focus primarily on PopMail Network for several reasons. First, the Company was unable to raise adequate financing to fund the development and growth of all three of its Internet companies. Generally, at the time the Company acquired its Internet companies in the 12 months leading up to June 2000, it appeared there would be adequate financing available in the capital markets to fund all three Internet companies. However, financing available in the Internet capital markets generally became much more difficult to obtain in the third and fourth quarters of 2000. The Company's management decided to divest the operations that were not at or near break-even, on a cash flow basis, as it became clear that financing would not be available to fund all three Internet companies.

Second, advertising rates for web site and email marketing generally began to decrease across the entire Internet marketing sector. The Company's management determined that advertising may be an unreliable and inadequate source of future revenues. Since a primary source of projected revenues for IZ.com was email and website based advertising, the decrease in advertising rates further contributed to management's decision to divest IZ.com.

In February 2001, the Company completed the sale of Fan Asylum, as, for reasons similar to those identified for the sale of IZ.com, it no longer fit with the Company's ongoing business plan.

With the pending sale of the restaurant division and sale of two of its three Internet companies, the Company will focus its financial and other resources on operating and growing PopMail Network. Management believes the core business of PopMail Network represents the greatest potential for the Company to continue to grow and ultimately achieve profitability as: (1) PopMail Network has historically generated strong quarterly growth in revenues and client base; (2) its 200 plus multi-year EnewsNotifierTM ("ENNTM") contracts combined with a low historic annual customer turnover rate have resulted in a strong base of recurring revenues; (3) there is a strong knowledge base among the PopMail Network employees as many have been employed by PopMail Network since inception; (4) competition is generally decreasing with the overall decline in the Internet marketplace; and (5) there are a variety of markets that PopMail Network has yet to pursue and a variety of product and service offerings which it has yet to offer its current client base.

Future revenues and profits, if any, will depend upon various factors, including the rapidly changing e-marketing and e-commerce community of the Internet and general economic conditions. Currently, the Company's primary source of revenue results from annual license and hosting fees through its ENN email product. Even if the Company can successfully implement its PopMail Network expansion plans, of which there can be no assurance of success, it will continue to be dependent on debt and equity financing alternatives over the next 12 months. The Company also faces all of the risks, expenses and difficulties frequently encountered in connection with the expansion and development of a new and expanding business. With the growth of PopMail Network, the Company will continue to hire senior management to operate that division. As noted in the Risk Factors section of this Form 10-KSB, the Company has incurred substantial operating losses to date and, as of December 31, 2000, has a deficiency in working capital of approximately $5.5 million, net of any restaurant assets reclassified to net assets held for sale. There can be no assurance of the Company's capacity to achieve and sustain profitable operations, and without additional financing, of which there can be no assurance, the Company may not have sufficient funds to support its operations, retire its indebtedness in the ordinary course of business and pursue its business plan.

In conjunction with its decision to focus its resources on maintaining the value of and growing PopMail Network, the Company is also actively pursuing a merger strategy that would provide additional value to the Company's shareholders. That strategy may ultimately result in the acquisition of the Company, in whole or in part, by a suitable acquirer and/or the potential sale of PopMail Network. Although the Company is in a variety of discussions relating to this strategy, the Company has yet to execute any letters of intent, terms sheets or definitive documents with target companies.

The Company commenced operations as Hotel Mexico, Inc. ("HMI"), which was incorporated in Ohio in January 1994. In 1996, the Company opened its first restaurant (Kenwood) under the trade name Hotel Discovery, and in August 1997, HMI was reorganized as Hotel Discovery, Inc., a Minnesota corporation. During February 1998, the Company changed the name of its restaurant concept from Hotel Discovery to Cafe Odyssey and changed the name of the Company to Cafe Odyssey, Inc.

Pursuant to a merger effective September 1, 1999, the Company acquired popmail.com, inc., a Delaware corporation engaged in the business of providing Internet email services. Following the merger, the Company changed its corporate name from Cafe Odyssey, Inc. to PopMail.com, inc.

On December 3, 1999, ROI Acquisition Corporation, a Texas corporation and wholly owned subsidiary of PopMail, acquired substantially all of the assets and liabilities of ROI Interactive, LLC ("ROI"), a Texas limited liability company, which provided exclusive email service and permission-based, opt-in marketing services to television stations and major league sports franchises.

Effective February 9, 2000, PopMail acquired IZ.com, Incorporated ("IZ.com"), a Delaware corporation. IZ.com was attempting to integrate the use of multiple media - television, the Internet and email - to reach 18 to 25 year olds and derive commerce. PopMail attempted to build a brand and marketing strategy that would allow it to dominate its target market. As a result of the acquisition, Iz.com changed its strategic focus to apply its multimedia expertise to the email-based marketing business operated by PopMail.

In December 2000, the Company sold the assets of IZ.com to the current management team of IZ.com.

On June 14, 2000, the Company completed its acquisition of Fan Asylum, Inc. ("Fan Asylum"), which managed the official fan club web sites and fan clubs for many recording artists and musical groups. Through its web site management services, Fan Asylum designs the fan club site graphics, creates the content, manages the on-line stores, provides travel packages, provides preferred tickets, sends out weekly email newsletters under the artists brand and hosts the web site for each of its Artists.

In February 2001, the Company sold Fan Asylum to its current management and previous owner.

In September 2000, the Company received a notice from The Nasdaq Stock Market indicating that the Company's common stock had failed to maintain a minimum bid price greater than or equal to $1.00 over the preceding thirty consecutive trading days as required under Marketplace Rule 4310(c)(4). On October 12, 2000, the Company implemented a 10-for-1 reverse stock split, which allowed the Company to increase its share price over $1.00 (post-split). However, the stock subsequently fell below the minimum bid price requirement and on January 19, 2001, Nasdaq notified the Company that its securities would no longer trade on the Nasdaq SmallCap Market, but that the Company's securities were immediately eligible to trade on the Over-the-Counter Bulletin Board ("OTC Bulletin Board"). On January 22, 2001, the Company's securities began trading on the OTC Bulletin Board.

As of March 23, 2001, the Company had 10,179,916 post-split shares of common stock, $.01 par value, outstanding. Unless otherwise noted, all references within this 10-KSB have been restated to reflect the Company's post-split common stock numbers.

The Company has adopted a 52-53 week year ending on the Sunday nearest December 31 of each year.

DESCRIPTION OF POPMAIL NETWORK, INC.

PopMail Network provides turnkey email and database management solutions that allow its clients to provide: 1) via ENewsNotifier, or ENN, outbound email distribution and management of email messages tailored to registrants of PopMail Network's clients, and, 2) via PopMailTM, web based affinity email accounts to visitors of our client's sites i.e., joe@yoursitemail.com. PopMail Network has over 225 Clients in the sports, broadcast, , media and entertainment industries. PopMail Network considers its clients' subscribers to ENewsNotifier and PopMail to be "Members" because of their affinity towards, and willingness to receive, information.

MARKET

Rapidly Growing Market: email has historically been and is currently the number one application on the Internet. Jupiter Communications predicts that promotional based email messages will grow by a factor of 22 between 2000 and 2005. Forrester estimates that email will become a $4.8 billion dollar industry by 2004.

Growing Demand and Use for Email: the benefits of using email are low cost and higher response rates compared to traditional advertising and direct mail, global reach, tracking of users interests, ease of use, and near real time delivery.

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

ENEWSNOTIFIERTM (ENNTM) is a permission marketing email service, which allows clients to collect preference and demographic information from their Members and create a Member database. These organizations can then use this database to send out targeted, personalized and customized messages for marketing purposes. PopMail Network provides the client with a username and password to access the administration area for sending out their own emails. Clients link the services from their site. When a user visits the client's site, they click on the icon that links them to our servers. They then sign up and select the topics of interest to them on the client's custom service.

PopMailTM is an affinity email service that allows clients to offer free Web based email boxes on their home pages. Members sign up for a personal email address that contains their affinity group's name (such as JoeSmith@Yoursitemail.com). Clients benefit from the affinity with their customers and higher traffic on their Web site when registrants visit the client's site to send and receive their email. Clients can also sell advertising.

The Member visits the client's site and clicks on the sign up box on the frame that resides on the Client's site. Each page is customized with the client's look and feel. Each time the Member wants to check their email they visit the client's site and enter their username and password in the boxes on the frame.

At present, PopMail Network targets four vertical markets for its email services: sports, broadcast, media, and entertainment. Companies in these vertical markets typically have customers with a stronger affinity for their product or service - such as a favorite sports team, radio station, personality, or publication. Using PopMail Network's email services allows clients to cut through the clutter and inefficiencies of traditional marketing, and more effectively and efficiently promote and brand their content, products or services to their viewers, listeners, fans and customers on the topics and items already of interest to them. Benefits and examples of these programs in action include:

- Television stations increase ratings by using ENN to notify members, via email, about news stories of interest to them scheduled for broadcast on their station.

- Radio stations advertise their brand and drive traffic to their sites by using PopMail.

- Sports teams provide advanced information to Members, sell tickets and merchandise and sponsor promotions using ENN.

REVENUES

PopMail Network currently generates revenue through the following means:

- Annual license fees

- Monthly hosting fees

- Customization fees

- Set up fees

With adequate financing to build, purchase or partner for additional ENN functionality, PopMail Network intends to grow its revenues by both (1) increasing its client base and (2) leveraging its current and future client base by up-selling additional value-added services, such as mobile messaging capabilities, customer relationship management tools and content management services, among others.

COMPETITION

There are many companies that compete directly or indirectly with PopMail. Clients perceive PopMail's competition to come from the high-end customer relationship management ("CRM") companies, such as e.piphany and Vignette, and from the broad-based list servers, such as Lyris, SparkNet, and YesMail. This broad range of perception runs nearly the entire e-marketing spectrum, from permission-based marketing to SPAM. Ironically, PopMail's services are clearly opt-in and permission-based, however its message delivery cost is competitive with list management companies.

Competitors in customer relationship and outbound email management include public companies such as Critical Path, Digital Impact, Mail.com, Message Media, Lifeminders and Kana Communications. These competitors generally target large organizations that have very broad, sophisticated email marketing needs. There are several small and medium sized privately held companies, such as E2 Communications, that compete in PopMail's market niche. At present, there are few competitors targeting the small and middle market that combine affinity based, branded content with permission based email-marketing services.

With the current economic climate, the number of competitors in both its core competency (permission-based affinity email) and its corollary services (e- commerce, CRM, fan based e-marketing services, and the like) is decreasing.

STRATEGY

PopMail Network plans to employ the following growth strategies:

- Focus on core competence of affinity, permission-based email management and distribution

- Invest in additional salespeople

- Add additional development employees to further focus on high margin, custom work

- Through a combination of internal development and strategic partnerships, invest in development of ENN's functionality

- Filter low margin, legacy licenses out of client base, create a mature product and client base of no more than 400 clients, and upsell additional services such as custom development and additional functionality to client base

- Capitalize on opportunities to acquire either technology or clients at a relatively inexpensive rate as a result of the current economic environment

- Continue to solidify its presence in its current targeted verticals

INTELLECTUAL PROPERTY

The Company relies on tradename and trademark protection for its proprietary names and logos. PopMail has not registered or sought to register any patents. The Company seeks to protect its know-how and trade secrets primarily through confidentiality and license agreements.

EMPLOYEES

As of December 31, 2000, PopMail employed approximately 15 people, excluding approximately 250 employees in the Company's restaurant operations that are accounted for as discontinued operations. None of PopMail's employees is represented by a collective bargaining organization and the Company has never experienced a work stoppage, strike or labor dispute. The Company believes its relations with its employees are satisfactory.

GOING CONCERN

The Company had a working capital deficit of $5,545,000 at December 31, 2000, (net of assets held for sale). Cash and equivalents were $20,000 at December 31, 2000, representing a decrease of approximately $1,116,000 from the cash and equivalents of $1,136,137 at January 2, 2000. The Company's ability to continue its present operations and successfully implement future expansion plans is contingent upon its ability to raise additional capital, increase its revenues, and ultimately attain and sustain profitable operations. Without additional financing, the cash generated from the Company's current operations will not be adequate to fund operations and service its indebtedness during 2001. Management intends to continue to raise additional capital to fund the ongoing operations of the Company. However, there can be no assurance that additional financing will be available on terms acceptable to the Company or on any terms whatsoever. In the event the Company is unable to fund its operations and its business plan, it will be unable to continue as a going concern.

RISK FACTORS

An investment in our common stock is very risky. You may lose the entire amount of your investment. Prior to making an investment decision, you should carefully review the accompanying audited consolidated financial statements and related notes included elsewhere in this report and consider the following risk factors (all share amounts are post-split values):

WE HAVE INCURRED LOSSES TO DATE AND WILL NEED ADDITIONAL FINANCING IN ORDER TO CONTINUE OPERATIONS AND PURSUE OUR BUSINESS PLAN.

We incurred net losses of approximately $122.5 million in 2000 and $24.2 million in 1999, and had a working capital deficit of approximately $5.5 million as of December 31, 2000. Our ability to continue our present operations and successfully implement our expansion plans is contingent upon our ability to increase our revenues and ultimately attain and sustain profitable operations. Without additional financing, the cash generated from our current operations will not be adequate to fund operations and service our indebtedness during 2001. There can be no assurance that additional financing will be available on terms acceptable to the Company or on any terms whatsoever. In the event that we are unable to fund our operations and our business plan, we will be unable to continue as a going concern.

CERTAIN CREDITORS OF THE COMPANY ARE SECURED BY ALL OF THE COMPANY'S ASSETS AND, IF THE COMPANY IS IN DEFAULT OF CERTAIN LOAN PROVISIONS, THE CREDITOR COULD TAKE POSSESSION OF THE THOSE ASSETS

The Company is indebted to GSI Ventures, LLC ("GSI"), an entity controlled by a former director and officer and a current shareholder of the Company, and The Shaar Fund Ltd. ("Shaar"), a shareholder of the Company, for a total of $900,000 as of December 31, 2000. GSI and Shaar are secured by a first priority lien on all of the assets of the Company except the restaurant division assets of which they have a second priority lien, including the stock and assets of PopMail Network and all of the other assets of PopMail.com, Inc. If the Company is in default under these convertible promissory notes, the creditors may foreclose on their security interest(s) and take possession of a portion or all of the Company's assets. As of December 31, 2000, the Company is not in default of any of the loan provisions of the aforementioned convertible promissory notes. However, as of February 1, 2001, the Company is in default of certain loan covenants that could result in the creditors beginning the foreclosure proceedings. Specifically, the Company was delisted from the Nasdaq SmallCap Market and the Company failed to make an interest payment. Both conditions are events of default, or become events of default with notice to the Company, under the provisions of the promissory notes. The delisting provision is not an event of default unless the creditors provide the Company 30 days notice of their intent to place the Company in default after delisting from the Nasdaq SmallCap Market. On March 23, 2001, the creditors waived the event of default resulting from the missed interest payment and agreed to extend the February 1, 2001 interest payment due date to May 1, 2001.

A CERTAIN CREDITOR OF THE COMPANY IS SECURED BY ALL OF THE ASSETS OF THE COMPANY'S RESTAURANT DIVISION AND, IF THE COMPANY IS IN DEFAULT OF CERTAIN LOAN PROVISIONS, THE CREDITOR COULD TAKE POSSESSION OF THE RESTAURANT ASSETS

The Company is indebted to Fairview Partners for $1.5 million as of December 31, 2000. Fairview Partners holds a secured interest in the assets of the Company's restaurant division, which have been accounted for as discontinued operations. If the Company is in default under certain terms of this convertible promissory note, Fairview Partners may foreclose on their security interest(s) and take possession of a portion or all of the Company's restaurant assets. As of December 31, 2000, the Company is not in default of any of the loan provisions of the aforementioned convertible promissory note. However, as of January 1, 2001, the Company is in default of a certain loan covenant that could result in the creditors beginning the foreclosure proceedings. Specifically, the Company did not make a debt service payment of $100,000 due on January 1, 2001. Subsequently, the Company did not make required debt service payments of $100,000 on February 1, 2001 or March 1, 2001 either. As of March 5, 2001, Fairview Partners is prevented from starting foreclosure proceedings through a standstill agreement effective through May 4, 2001. In addition, Fairview Partners has agreed to release the Company from its obligation to repay the $1.5 million principal balance if it is granted certain rights to the restaurant division's cash flows by the potential buyers of the Company's restaurant division. The Company expects the sale of the restaurant assets to occur on or about April 30, 2001. Therefore, if the sale is consummated, Fairview Partners will have no additional claims against the Company other than for approximately $70,000 of accrued interest expense through February 28, 2001. If the Company does not close on the sale of the restaurants and/or Fairview Partners is not granted the requested cash flow rights, then Fairview will have the right to foreclose on the assets of the Company's restaurant division.

THE DELISTING OF OUR COMMON STOCK FROM THE NASDAQ SMALLCAP MARKET HAS REDUCED THE ABILITY OF INVESTORS TO DISPOSE OF OUR COMMON STOCK IN THE SECONDARY MARKET

Trading in our common stock is conducted in the over-the-counter markets in the so-called "pink sheets" or the National Association of Securities Dealer's "Electronic Bulletin Board." Consequently, the liquidity of our common stock is not as high as that of a company's common stock traded on a larger national exchange, such as the Nasdaq, the American Stock Exchange or the New York Stock Exchange. The liquidity is limited not only in the number of shares that could be bought and sold, but also by delays in the timing of the transactions, reduction in the coverage of our securities by security analysts and the news media, and lower prices for our securities than might otherwise prevail. In addition, our common stock is subject to certain rules of the Securities and Exchange Commission relating to "penny stocks." These rules require broker- dealers to make special suitability determinations for purchasers other than established customers and certain institutional investors and to receive the purchasers' prior written consent for a purchase transaction prior to sale. Consequently, these "penny stock rules" adversely affect the ability of broker- dealers to sell our common stock and adversely affect your ability to sell shares of our common stock in the secondary market.

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

DUE TO OUR LIMITED OPERATING HISTORY, YOU MAY FIND IT DIFFICULT TO ASSESS OUR ABILITY TO OPERATE PROFITABLY.

On September 1, 1999, we completed a merger with popmail.com, inc., a provider of Internet email services to radio stations across the country. On December 3, 1999, we acquired ROI Interactive, LLC, a provider of permission and affinity based email services to broadcast stations, professional sports teams and other brand name clients in the media and entertainment industries. On February 9, 2000, we acquired IZ.com Incorporated, which we sold in December 2000, and is a provider of digital publishing services, newsletters and technology for high-end brands. On June 15, 2000, we acquired Fan Asylum, Inc., which we sold in February 2001, and is a provider of official online and offline fan club sites for recording artists in the music industry. Consequently, we face the added risks, expenses and difficulties related to developing and operating a new business enterprise. Given our lack of significant operating history, investors may have difficulty assessing the many factors, which will determine our ability to generate future profits.

CERTAIN INDIVIDUALS CONTROL SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK AND MAY INFLUENCE OUR AFFAIRS.

Due to certain acquisitions and equity and debt financing transactions, certain individuals and entities directly or indirectly control large amounts of our outstanding common stock as of March 23, 2001, as follows:

James L. Anderson (7.4%)

Gulfstream Financial Partners (13.9%)

Blake Capital Partners (15.5%)

Accordingly, these individuals or groups may have the ability to determine the election of members of the Board of Directors and determine the approval of corporate transactions and other matters requiring shareholder approval. Unless and until these shareholders substantially decrease their percentage beneficial ownership in our common stock, they will continue to have significant influence over our affairs. Gulfstream Financial Partners is controlled by a director of the Company.

DUE TO THE LARGE NUMBER OF OUTSTANDING OPTIONS, WARRANTS, CONVERTIBLE DEBT AND CONVERTIBLE PREFERRED STOCK, OUR SHAREHOLDERS FACE A RISK OF SUBSTANTIAL FUTURE DILUTION AND DOWNWARD PRESSURE ON THE TRADING PRICE OF OUR COMMON STOCK.

As of December 31, 2000, we have a total of 10,677,971 shares of our common stock reserved for issuance pursuant to our stock options plans, outstanding preferred stock, convertible debt and common purchase warrants. Most of these shares have either been registered for resale or are subject to agreements providing for their registration for resale under certain circumstances. Accordingly, our existing shareholders face a substantial risk of dilution and the trading price of our common stock may decrease as these convertible securities are exercised or converted into shares of common stock and subsequently offered for sale through Over the Counter Bulletin Board.

THERE IS A RISK THAT DUE TO THE LIMITATIONS PLACED ON THE CONVERSION OF THE SERIES G PREFERRED SHARES, THE PREFERRED SHAREHOLDER'S INVESTMENT MAY NOT BE CONVERTED INTO COMMON STOCK AND WOULD HAVE TO BE REDEEMED IN CASH.

The total number of shares of common stock issuable upon conversion of the Series G Preferred Stock and upon exercise of the Series G Warrant cannot exceed 20 percent of the number of shares of common stock of the Company issued and outstanding on May 2, 2000. In the event the holders of the Series G Preferred Stock and Warrant are unable to convert preferred shares into common stock because these limitations have been reached, we would be required to redeem the Series G Preferred Shares in cash at 105 percent of the stated value plus any accrued and unpaid dividends. It is likely that in such case we will not have sufficient cash and cash equivalents necessary to redeem the Series G Preferred Shares in cash.

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

REQUESTS FOR INCREASING THE AUTHORIZED SHARES OF COMMON STOCK COULD CREATE FUTURE DILUTION.

A special meeting of the Shareholders of PopMail was held on November 27, 2000, to approve an amendment to the Company's Articles of Incorporation, as amended, to increase the number of authorized shares from 10,000,000 shares of undesignated capital stock to 25,000,000 shares of undesignated capital stock. The amendment was approved. In addition, it is possible and likely that the Company will again request an increase in the number of authorized shares during 2001.

PURSUANT TO ITS AUTHORITY TO DESIGNATE AND ISSUE SHARES OF OUR STOCK, AS IT DEEMS APPROPRIATE, OUR BOARD OF DIRECTORS MAY ASSIGN RIGHTS AND PRIVILEGES TO CURRENTLY UNDESIGNATED SHARES, WHICH COULD ADVERSELY AFFECT YOUR RIGHTS AS A COMMON SHAREHOLDER.

Our authorized capital consists of 25,000,000 shares of capital stock. Our Board of Directors, without any action by the shareholders, may designate and issue shares in such classes or series (including classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. As of March 23, 2001, we have 10,179,916 shares of common stock issued and outstanding, 100,000 shares of Series E Convertible Preferred Stock issued and outstanding, 294,910 shares of Series F Convertible Preferred Stock issued and outstanding, and 585,000 shares of Series G 10% Convertible Preferred Stock. As of March 23, 2001, a further 6,560,259 shares of common stock have been reserved as follows:

- A maximum of approximately 18,000 shares of common stock reserved for issuance upon exercise of the Series E Preferred Shares

- A maximum of 756,739 shares of common stock reserved for issuance upon conversion of Series F Convertible Preferred Stock

- A maximum of 531,231 shares of common stock reserved for issuance in connection with the Series G 10% Convertible Preferred Stock

- 3,661,976 shares issuable upon the exercise of outstanding warrants

- 1,592,313 shares issuable upon the exercise of outstanding employee and directors options

The rights of holders of preferred stock and other classes of common stock that may be issued could be superior to the rights granted to holders of the Units issued in our initial public offering. Our Board's ability to designate and issue such undesignated shares could impede or deter an unsolicited tender offer or takeover proposal. Further, the issuance of additional shares having preferential rights could adversely affect the voting power and other rights of holders of common stock. The Series F Convertible Preferred shareholders currently have a liquidation preference amounting to approximately $18 million as of March 23, 2001.

MINNESOTA LAW MAY INHIBIT OR DISCOURAGE TAKEOVERS, WHICH COULD REDUCE THE MARKET VALUE OF OUR STOCK.

As a corporation organized under Minnesota law, we are subject to certain Minnesota statutes, which regulate business combinations and restrict the voting rights of certain persons acquiring shares of its stock. By impeding a merger, consolidation, takeover or other business combination involving the Company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, these regulations could adversely affect the market value of our stock.

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

Despite the investment of these management and financial resources and completion of due diligence with respect to these efforts, an acquisition may fail to produce the expected revenues, earnings or business and an acquired service or technology may not perform as expected for a variety of reasons, including:

- Difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company

- Risks of entering markets in which we have no or limited prior experience

- Expenses of any undisclosed or potential legal liabilities of the acquired company

- The applicability of rules and regulations that might restrict our ability to operate

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

INTERNET DIVISION

WE HAVE ENTERED INTO NEW BUSINESS VENTURES IN AN EVOLVING INDUSTRY IN WHICH THERE REMAIN UNPROVEN BUSINESS AND REVENUE MODELS.

The Internet and email industry is rapidly evolving, extremely competitive, and the market place for internet-related shares has been very volatile. Furthermore, the email business continues to indicate changing revenue models in the market place. Consequently, there can be no assurance that sufficient revenues will be generated to support our current operations and other capital requirements.

IN LIGHT OF RECENT CONSOLIDATION IN THE BROADCAST INDUSTRY, THE LOSS OF ANY SIGNIFICANT AFFILIATE WOULD NEGATIVELY IMPACT OUR OPERATIONS.

The last few years have brought substantial concentration of power among a few players in the broadcast industry. Consequently, significant portions of the industry are controlled by relatively few organizations. We currently have over 200 clients. As consolidation increases, these contracts may be merged or lost due to the landscape of the industry. In light of such consolidation, however, the loss of any of these significant affiliation contracts or our inability to enter into contracts with other clients in the broadcast industry would negatively impact our operations.

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

OUR FUTURE SUCCESS WILL DEPEND ON INCREASED ACCEPTANCE OF THE INTERNET AS A MEDIUM OF COMMERCE.

The market for Internet email, private label newsletters and other services is relatively new and evolving rapidly. Our future success will depend, in part, upon our ability to provide services that are accepted by our existing and future clients as an integral part of their business model in providing content and information to their fans and viewers. The level of demand for Internet email, private label newsletters and other services will depend upon a number of factors, including the following:

- The growth in consumer access to, and acceptance of, new interactive technologies such as the Internet

- The adoption of Internet-based business models

- The development of technologies that facilitate two-way communications between companies and target audiences

- Acquiring members to the brands services

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

Industry analysts and others have made many predictions concerning the growth of the Internet as a business medium. Many of these historical predictions have overstated the growth of the Internet. These predictions should not be relied upon as conclusive. The market for our Internet email and other services may not continue to grow, our services may not be adopted and individual personal computer users in business or at home may not use the Internet or other interactive media for commerce, interaction and communication. If the market for Internet email and other services fails to sustain growth, or develops more slowly than expected, or if our services do not achieve market acceptance, our business would be materially and adversely affected.

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

WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE IF THE ACCEPTANCE OF ONLINE MARKETING, WHICH IS NEW AND UNPREDICTABLE, DOES NOT DEVELOP AND EXPAND AS WE ANTICIPATE.

We plan to directly and indirectly derive a substantial portion of our future revenues from online direct marketing in our branded email, fan club newsletters and Web-based programs. If these services do not continue to achieve market acceptance, we may not generate sufficient revenue to support our continued operations. The Internet has not existed long enough as an advertising medium to demonstrate its effectiveness relative to traditional advertising. Advertisers and advertising agencies that have historically relied on traditional advertising remain slow to adopt online advertising. Many potential advertisers have limited or no experience using email or the Web as an advertising medium. They may have allocated only a limited portion of their advertising budgets to online advertising, or may find online advertising to be less effective for promoting their products and services than traditional advertising media. If the market for online advertising and direct marketing fails to develop or develops more slowly than we expect, we may not sustain revenue growth or achieve or sustain profitability.

The market for email direct marketing in general is vulnerable to the negative public perception associated with unsolicited email, known as "spam." Public perception, press reports or governmental action related to spam could reduce the overall demand for email advertising in general, which could reduce our revenue and prevent us from achieving or sustaining profitability.

IF WE DO NOT RESPOND TO OUR COMPETITION EFFECTIVELY, WE MAY LOSE CURRENT CLIENTS AND MEMBERS AND FAIL TO ATTRACT NEW CLIENTS AND PARTNERS, REDUCING OUR REVENUES AND HARMING OUR FINANCIAL RESULTS.

We compete in high profile industries where our email and other service offerings must meet the demands of our clients and their fans. It is imperative that we continue to make enhancements to our email and other services if we are to continue growing our client and member base. Failure to make service and product enhancements could significantly impact our financial results.

WE DEPEND HEAVILY ON OUR NETWORK INFRASTRUCTURE AND IF THIS FAILS IT COULD RESULT IN UNANTICIPATED EXPENSES AND PREVENT OUR MEMBERS FROM EFFECTIVELY UTILIZING OUR SERVICES, WHICH COULD NEGATIVELY IMPACT OUR ABILITY TO ATTRACT AND RETAIN MEMBERS.

Our ability to successfully create and deliver our email messages and private label newsletters depends in large part on the capacity, reliability and security of our networking hardware, software and telecommunications infrastructure. Failures within our network infrastructure could result in unanticipated expenses to address such failures and could prevent our members from effectively utilizing our services, which could prevent us from retaining and attracting members and advertisers. While our technology platform is considered state of the art, we do not currently have fully redundant systems or a formal disaster recovery plan in place for all companies. Our system is susceptible to natural and man-made disasters, including earthquakes, fires, floods, power loss and vandalism. Further, telecommunications failures, computer viruses, electronic break-ins or other similar disruptive problems could adversely affect the operation of our systems. Our insurance policies may not adequately compensate us for any losses that may occur due to any damages or interruptions in our systems. Accordingly, we could be required to make capital expenditures in the event of unanticipated damage. In addition, our members depend on Internet service providers, or ISPs, for access to our Web site. Due to the rapid growth of the Internet, ISPs and Websites have experienced significant system failures and could experience outages, delays and other difficulties due to system failures unrelated to our systems. These problems could harm our business by preventing our members from effectively utilizing our services.

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

OUR ABILITY, OR INABILITY, TO RESPOND TO VARIOUS COMPETITIVE FACTORS AFFECTING THE RESTAURANT INDUSTRY MAY AFFECT THE PROITABILITY AND OPERATIONS OF THE COMPANY.

The restaurant industry is highly competitive and is affected by changes in consumer preferences, as well as by national, regional and local economic conditions, and demographic trends. Discretionary spending priorities, traffic patterns, tourist travel, weather conditions, employee availability and the type, number and location of competing restaurants, among other factors, will also directly affect the performance of our restaurants. Changes in any of these factors in the markets where we currently operate our restaurants could adversely affect the results of our operations. Furthermore, the restaurant industry in general is highly competitive based on the type, quality and selection of the food offered, price, service, location and other factors and, as a result, has a high failure rate. The themed restaurant industry is relatively young, is particularly dependent on tourism and has seen the emergence of a number of new competitors. We compete with numerous well- established competitors, including national, regional and local restaurant chains, many of which have greater financial, marketing, personnel and other resources and longer operating histories than us. As a result, we may be unable to respond to the various competitive factors affecting the restaurant industry.

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

OUR RESTAURANT DIVISION IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATIONS THAT COULD HAVE A NEGATIVE EFFECT ON OUR BUSINESS.

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

THE KENWOOD RESTAURANT

LOCATION

The Kenwood Restaurant opened in December 1996 under the name Hotel Discovery and was closed by the Company in August 1999. The property is approximately 17,000 square feet in size on three levels and is located at the northeast corner of Sycamore Plaza at Kenwood Shopping Center in Cincinnati, Ohio. In November 1999, the Company assigned the related lease (described below) in connection with the sale of restaurant assets, which was completed in April 2000, to a third party, who subsequently reopened the restaurant under another name and continues to operate it. Although the third party is responsible for all payments due under the lease, PopMail remains primarily obligated under the lease.

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

In addition to the fixed minimum rent, the lease provides for the payment of a percentage rent equal to 4% of the gross sales from the restaurant in excess of the following annual gross sales amounts; $3,850,000 for the first five years of the initial lease term, $4,235,000 for the sixth through tenth years of the initial lease term, $4,620,000 for the eleventh through fifteenth years of the initial lease term. No percentage rent was paid in 1998 or 1999. In addition to the fixed minimum rent and percentage rent, the leaseholder is required to pay its proportionate share of common area maintenance costs; taxes, insurance, maintenance and operating costs.

IRVING TEXAS OFFICE FACILITIES

PopMail's Internet e-marketing division subleases approximately 8,500 square feet of office space in Irving, Texas. PopMail's sublease commenced on September 1, 1998 and expires on December 31, 2001. Rentals of approximately $11,412 per month ($136,944 annually) are required under the sublease, in addition to nominal charges for common area maintenance.

ITEM 3. LEGAL PROCEEDINGS.

In October 2000, the Company executed a $600,000 non-interest bearing promissory note to Great Western Business Services, Inc. ("Great Western"). The Company received cash proceeds of $500,000 and was to repay $600,000 to Great Western. The note was originally due within 30 days and is secured by certain of the Company's computer hardware and software, among other assets. The Company failed to repay the note in November 2000 and the lender claimed possession of the computer hardware and software in December 2000. Also in December 2000, the lender sued the Company demanding immediate repayment and requested a temporary restraining order against the Company preventing it from selling any of the other assets in which the lender maintained a security interest, including the restaurant division. As of December 31, 2000, the Company had not repaid the note and is in default under the terms of the note. In February 2001, the Company and the lender agreed to revised note terms and settled the dispute. The Company agreed to allow the lender to sell the collateral represented by the computer hardware and software, of which it maintained possession, and apply the sales proceeds against the principal balance of the loan. The lender agreed to reduce the original principal amount of the note from $600,000 to $500,000 and further reduce the new balance by the net cash proceeds resulting from the lender's sale of the collateral, reduce the interest rate to 10%, extend to five years the maturity date of the note's principal and interest, and release the Company from all future claims.

The Company is involved in certain other legal actions in the ordinary course of its business. Although the outcomes of any such other legal actions cannot be predicted, in the opinion of management there is no legal proceeding pending against or involving the Company for which the outcome is likely to have a material adverse effect upon the business, operating results and financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 27, 2000, a Special Meeting of Shareholders of PopMail.com, Inc. ("Annual Meeting") was held. There were 4,846,839 shares of Common Stock outstanding entitled to vote at the meeting and an additional 662,722 common shares underlying the Series F Preferred Stock that were also entitled to vote, amounting to a grand total of 5,509,561 shares entitled to vote. A total of 3,101,498 shares were represented at the meeting. The only matter to be voted upon was:

To approve an amendment to the Company's Articles of Incorporation, as amended, to increase the number of authorized shares from 10,000,000 shares of undesignated capital stock to 25,000,000 shares of undesignated capital stock.

Shares Voted

For 3,001,555 (1)

Against 99,552

Abstain 391

(1) Includes 1,956,527 broker yes votes

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

Since November 3, 1997, the common stock of the Company has been traded in the over-the counter market and quoted on the Nasdaq SmallCap Market. Initially, the Company's common stock was quoted under the symbol "HOTD". On May 21, 1998, the Company changed its corporate name from Hotel Discovery, Inc. to Cafe Odyssey, Inc. In conjunction with this change, effective May 24, 1998, the Company's symbol for its common stock was changed to "CODY." Effective September 1, 1999, the Company acquired popmail.com, inc. and changed its name to PopMail.com, Inc. In connection with the change in the Company's name, the Company's symbol for its common stock was changed to "POPM." The Company's common stock was delisted from the Nasdaq SmallCap Market on Janaury 22, 2001. Trading is now conducted in the Over-the-Counter Bulletin Board under the same symbol of "POPM."

The following table sets forth the high and low bid prices of the Company's common stock for the periods indicated and have been adjusted to reflect the Company's October 2000 10-for-1 reverse stock split. The bid quotations represent inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions:

	High	Low
Fiscal Year Ended January 2, 2000:
First Quarter	10.30	5.60
Second Quarter	35.60	5.00
Third Quarter	48.80	19.40
Fourth Quarter	40.90	14.40
Fiscal Year Ended December 31, 2000:
First Quarter	71.25	28.75
Second Quarter	40.63	8.13
Third Quarter	12.19	3.75
Fourth Quarter	6.25	0.13

As of December 31, 2000, there were approximately 319 shareholders of record of the Company's common stock, and approximately 6,000 other beneficial owners whose shares are held in street name.

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

RECENT SALES OF REGISTERED AND UNREGISTERED SECURITIES

The following table lists recent sales of registered and unregistered securities by the Company: (All share amounts and exercise prices are post-split values and do take into account the October 2000 10-for-1 reverse stock split.)

                                                                                           CASH OR
              TITLE AND DESCRIPTION                                                     CONSIDERATION
    DATE          OF SECURITES            AMOUT OF SECURITIES            ISSUED TO        RECEIVED
------------ ----------------------- ------------------------------  ----------------- ---------------
 09/13/2000  Common Stock            109,170 shares of common        NC, Inc.          As consideration
                                     stock                                             for an
                                                                                       investment
 10/05/2000  Warrants to purchase    Warrants to purchase            Great Western     In connection
             common stock            20,000 shares of common         Business          with financing
                                     stock at $3.75 per share                          arrangements
 10/12/2000  Common stock            87,673 shares of common         Tim McQuaid       $400,000
                                     stock
 10/25/2000  Common Stock            125,000 shares of common        D&D, Inc.         In consideration
                                     stock                                             for financial
                                                                                       services
 10/25/2000  Common Stock            125,000 shares of common        949               In consideration
                                     stock                                             for financial
                                                                                       services
 11/14/2000  Warrants to purchase    Warrants to purchase 10,000     Metropolitan      In connection
             common stock            shares at an exercise price of  Capital           with financing
                                     $10.99 repriced to purchase     Partners, Inc.    arrangements
                                     10,000 shares at an exercise
                                     price of $1.50
 11/14/2000  Warrants to purchase    Warrants to purchase an         Metropolitan      In connection
             common stock            aggregate of 20,000 shares      Capital           with financing
                                     at an exercise price of $7.50   Partners, Inc.    arrangements
                                     repriced to purchase 20,000
                                     shares at an exercise price
                                     of $1.50
 11/16/2000  Common Stock            250,000 shares of common        Dillow & Dillow,  $62,500
                                     stock                           Inc.
 11/16/2000  Common Stock            250,000 shares of common        949               $62,500
                                     stock
 11/16/2000  Common Stock            250,000 shares of common        Monaco Media      $62,500
                                     stock                           Solutions, Ltd.
 11/16/2000  Common Stock            250,000 shares of common        Schewy, Ltd.      $62,500
                                     stock
 11/16/2000  Warrants to purchase    Warrants to purchase            Dillow & Dillow,  In connection
             common stock            250,000 shares of common        Inc.              with financing
                                     stock at $0.001 per share                         arrangements
                                     under certain conditions only
 11/16/2000  Warrants to purchase    Warrants to purchase            949               In connection
             common stock            250,000 shares of common                          with financing
                                     stock at $0.001 per share                         arrangements
                                     under certain conditions only
 11/16/2000  Warrants to purchase    Warrants to purchase            Monaco Media      In connection
             common stock            250,000 shares of common        Solutions, Ltd.   with financing
                                     stock at $0.001 per share                         arrangements
                                     under certain conditions only
 11/16/2000  Warrants to purchase    Warrants to purchase            Schewy, Ltd.      In connection
             common stock            250,000 shares of common                          with financing
                                     stock at $0.001 per share                         arrangements
                                     under certain conditions only
 11/27/2000  Common Stock            1,411,765 shares of common      Gulfstream        $200,000
                                     stock                           Financial
                                                                     Partners
 11/27/2000  Common Stock            1,588,235 shares of common      Blake Capital     $225,000
                                     stock                           Partners &
                                                                     J. Werbalowsky
                                                                     & R. Deutschman
  12/1/00 -  Warrants to purchase    Warrants to purchase            GSI Ventures,     In connection
 12/15/2000  common stock            350,000 shares of common        LLC               with financing
                                     stock at $0.15 per share                          arrangements
  12/1/00 -  Warrants to purchase    Warrants to purchase            SDK Investments   In connection
 12/15/2000  common stock            90,000 shares of common         Inc.              with financing
                                     stock at $0.15 per share                          arrangements
 12/21/2000  Warrants to purchase    Warrants to purchase            The Shaar Fund,   In connection
             common stock            100,000 shares of common        Ltd.              with financing
                                     stock at $0.15 per share                          arrangements
 12/08/2000  Warrants to purchase    Warrants to purchase up to      JBII Corp.        In connection
             common stock            840,000 shares of the                             with sale of
                                     common stock at $0.01 per                         assets of IZ.com
                                     share
 12/12/2000  Warrants to purchase    Warrants to purchase an         Infinity          In consideration
             common stock            aggregate of 200,000 at an      Advisors and      for financial
                                     exercise price of $0.20         RMSI              services
                                                                     Investments
 12/12/2000  Warrants to purchase    Warrants to purchase an         Infinity          In consideration
             common stock            aggregate of 200,000 at an      Advisors and      for financial
                                     exercise price of $0.01         RMSI              services
                                                                     Investments

 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in connection with the Company's consolidated financial statements and related notes included elsewhere in this report.

The Company has adopted a 52-53-week year ending on the Sunday nearest December 31 of each year. All references herein to "2000" represent a 52-week fiscal year ended December 31, 2000 and "1999" represents a 52-week fiscal year ended January 2, 2000.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000 AND JANUARY 2, 2000

NET REVENUES

Net revenues for the Internet marketing division were $3,010,000 and $107,000 in 2000 and 1999, respectively. 1999 revenues represent only one month's license and hosting fees for PopMail Network's ENewsNotifier product after the Company's acquisition of ROI and the ENewsNotifier product in December 1999. The increase in revenues of $2,903,000 is attributable to (1) the fact that there are a full 12 months of EnewsNotifer revenues in 2000 as compared with only one month in 1999, and (2) the additional revenues from IZ.com and Fan Asylum after the Company's acquisition of these two companies in 2000.

COSTS AND EXPENSES

Depreciation and amortization expense for 2000 and 1999 was $29,629,000 and $3,924,000, respectively. This primarily represents the amortization of the excess of the purchase price and related costs over the fair value of the net assets of businesses acquired. The Company amortizes goodwill on a straight-line basis over a three-year period. As discussed below, in addition to the regular amortization discussed here, the Company wrote-off the majority of its remaining goodwill in December 2000 relating to the entities sold prior to or subsequent to year end. After the write-off, the remaining goodwill to be amortized in the future relates only to the goodwill created in the acquisition of ROI and will be amortized through 2002.

The Company incurred general, selling, development and administrative expenses of $15,594,000 in 2000 as compared to $5,012,000 in 1999. This increase reflects 12 months of expense related to the Popmail and ROI operations in 2000 versus six months and one month, respectively in 1999, and the added expenses relating to the operations of IZ.com and Fan Asylum. The majority of these expenses relate to the development of the various products and services relating to its Internet marketing division's growth strategy. The Company had to address the numerous executive and administrative staffing requirements from its mergers and acquisitions, shareholder relationships, and development costs associated with Internet email software creation. The Company expects to continue to incur operating losses during 2001.

The Company's other income and expense consist of interest expense, warrant repricing, debt guarantee cost, financial advisory services, impairment of long- lived assets, and loss on sale of assets. Interest expense, net of interest income, for 2000 was $1,885,000 as compared with $2,308,000 for 1999. This decrease of $423,000 generally relates to the fact that the Company retired a significant amount of its debt during the first six months of 2000 with proceeds of equity financings. The warrant repricing expense in 1999 of $4,539,000 related to the Company's repricing of the warrants related to the Series B Preferred Stock issued in the Popmail merger. No similar repricing occurred in 2000. However the Company did reprice other warrants during 2000 to entice the exercise of warrants throughout the year. These warrants directly reduced additional paid in capital and did not affect earnings. During 1999, the Company recorded costs associated with the guarantees provided for debt financing of $1,608,000. The decrease of $1,455,000 to $155,000 incurred during 2000 was the result of the guarantees expiring in the first quarter of 2000 with the retirement of the related debt. The Company recorded costs associated with services provided by third party financial advisors for 2000 and 1999 of $2,992,000 and $1,489,000, respectively. The increase of $1,503,000 generally relates to the increased number of financings and level of investor relations activities in 2000 versus 1999. These costs were substantially non-cash and were paid with both the issuances of new common stock and warrants. The loss on sale of assets of $2,027,000 recorded in 2000 represents the loss on the sale of the restaurant division's Cincinnati, Ohio restaurant during the second quarter and the additional write-off of the related receivable balance in the fourth quarter due to the uncertainty of collection. The impairment of long-lived assets in 2000, of $66,315,000 generally represents the write-off of goodwill associated with the acquisition of Old PopMail, IZ.com and Fan Asylum. The Company determined that the realizability of any value related to the goodwill associated with those entities was unlikely.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $5,545,000 at December 31, 2000, compared to a deficit of $8,202,000 at January 2, 2000 (net of net assets of discontinued operations). Cash and cash equivalents were $20,000 at December 31, 2000 representing a decrease of $1,116,000 from the cash and cash equivalents of $1,136,000 at January 2, 2000.

During 2000, the Company's principal capital requirements were the purchase of fixed assets for the Internet marketing division of approximately $2,132,000, the retirement of approximately $7,755,000 in notes payable and convertible debt, and the fulfillment of its obligation under a shareholder's common stock put right amounting to $2,000,000. The Company used approximately $14,063,000 in cash for operations and development of its Internet marketing division. The Company generated approximately $25,925,000 in cash from financing activities in 2000.

The Company's primary sources of working capital in 2000 were proceeds from the sale of common and preferred stock, the exercise of warrants, and the issuance of debt. Financing activity in 2000 and 1999 are described in more detail in the Consolidated Financial Statements and related Notes.

The Company intends to fund operations and future growth of the Internet marketing division, primarily PopMail Network, through additional equity and debt transactions. Management believes it does not currently have sufficient financial resources to meet the Company's working capital needs for the next twelve months from its cash on hand. Therefore, there can be no assurance that additional financing will be available on terms acceptable to the Company or on any terms whatsoever. In the event that we are unable to fund our operations, we will be unable to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS

POPMAIL.COM, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements Shareholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
PopMail.com, inc.

We have audited the accompanying consolidated balance sheets of PopMail.com, inc. and subsidiaries as of December 31, 2000 and January 2, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PopMail.com, inc. and subsidiaries as of December 31, 2000 and January 2, 2000 and the results of their consolidated operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note A to the financial statements, the Company has suffered significant recurring losses from operations and has a net working capital deficit that raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
March 23, 2001

POPMAIL.COM, INC.
CONSOLIDATED BALANCE SHEETS

                                                      December 31,    January 2,
                                                          2000           2000
                                                      -------------  ------------
                       ASSETS
Current assets:
  Cash and equivalents.............................. $      20,369  $  1,136,137
  Accounts receivable...............................       541,563       270,557
  Notes receivable..................................       751,245            --
  Other current assets..............................       142,453       450,016
                                                      -------------  ------------
    Total current assets............................     1,455,630     1,856,710

Property and equipment, net.........................     1,017,909       894,879

Assets held for sale, net...........................     1,500,000     9,601,351

Goodwill, net.......................................     4,882,993    36,277,346

Other assets, net...................................        17,995         7,312
                                                      -------------  ------------
     Total assets................................... $   8,874,527  $ 48,637,598
                                                      =============  ============

        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable..................................... $     643,952  $  6,037,518
  Convertible promissory notes payable..............     2,400,000     1,460,417
  Accounts payable..................................     2,100,403     1,329,223
  Due to affiliates.................................           --        120,000
  Deferred revenue..................................       768,783            --
  Other accrued expenses............................     1,087,335     1,111,205
                                                      -------------  ------------
     Total current liabilities......................     7,000,473    10,058,363

Long-term obligations, less current maturities......           --      1,321,643
                                                      -------------  ------------
     Total liabilities..............................     7,000,473    11,380,006
                                                      -------------  ------------
Commitments and contingencies

Shareholders' equity
  Common stock, $.01 par value, 25,000,000 shares
    authorized; 9,193,916 and 2,469,587 shares
    issued and outstanding..........................        91,939        24,696
  Series C 8% convertible preferred stock, par
    value $.01; $1,000 stated value; authorized
    2,000 shares; 605 shares issued and
    outstanding at January 2, 2000..................           --        693,000
  Series D 8% convertible preferred stock, par
    value $.01; $1,000 stated value;
    authorized 2,200 shares; 2,200 shares
    issued and outstanding at January 2, 2000.......           --      2,288,000
  Series E convertible preferred stock, par
    value $.01; $2.00 stated value; authorized
    750,000 shares; 50,000 and 175,000 shares
    issued and outstanding at December 31, 2000
    and January 2, 2000.............................       100,000       350,000
  Series F convertible preferred stock, par
    value $0.01; no stated value; authorized
    425,000 shares; 294,910 shares issued and
    outstanding at December 31, 2000................    34,325,737            --
  Series G 10% convertible redeemable preferred
    stock, $10 stated value; authorized
    600,000 shares; 585,000 shares issued
    and outstanding at December 31, 2000............     6,242,334            --
  Additional paid-in capital........................   125,887,776    75,123,422
  Less common stock subscribed and note
    receivable from affiliate.......................    (3,366,890)   (2,850,000)
  Unrealized loss on securities available for sale..      (485,337)           --
  Accumulated deficit...............................  (160,921,505)  (38,371,526)
                                                      -------------  ------------
     Total shareholders' equity.....................     1,874,054    37,257,592
                                                      -------------  ------------
     Total liabilities and shareholders' equity..... $   8,874,527  $ 48,637,598
                                                      =============  ============

The accompanying notes are an integral part of these financial statements.

POPMAIL.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Years ended
                                                       ---------------------------
                                                       December 31,    January 2,
                                                           2000           2000
                                                       -------------  ------------
Revenues
  Internet marketing services, net................... $   3,010,228  $    106,744
                                                       -------------  ------------

Costs and expenses
  General, selling, administrative and development ex    15,594,490     5,011,736
  Depreciation and amortization......................    29,628,920     3,924,232
                                                       -------------  ------------
    Total costs and expenses.........................    45,223,410     8,935,968
                                                       -------------  ------------
    Loss from operations.............................   (42,213,182)   (8,829,224)
                                                       -------------  ------------
Other income (expense)
  Interest expense...................................    (1,928,665)   (2,357,245)
  Interest income....................................        43,600        49,323
  Warrant repricing..................................           --     (4,539,311)
  Impairment of assets...............................   (66,315,344)           --
  Loss on sale of assets.............................    (2,026,707)           --
  Debt guarantee costs...............................      (155,000)   (1,607,833)
  Financial advisory services........................    (2,991,984)   (1,489,040)
                                                       -------------  ------------
                                                        (73,374,100)   (9,944,106)
                                                       -------------  ------------
Net loss from continuing operations..................  (115,587,282)  (18,773,330)

Discontinued operations
  Loss from operations of discontinued restaurant
    division.........................................      (915,473)   (1,960,841)
  Loss on disposal of restaurant division including
    provision of $200,000 for operating losses
    during phase-out period..........................    (5,647,224)           --
                                                       -------------  ------------
  Net loss...........................................  (122,149,979)  (20,734,171)

Preferred stock dividends and accretion..............      (400,000)   (3,514,461)
                                                       -------------  ------------
Loss attributable to common shareholders............. $(122,549,979) $(24,248,632)
                                                       =============  ============
Basic and diluted loss per common share:
  Continuing operations.............................. $      (26.10) $     (18.57)
  Discontinued operations............................         (1.48)        (1.94)
                                                       -------------  ------------
Net loss............................................. $      (27.58) $     (20.51)
                                                       =============  ============
Basic and diluted net loss attributable to common
  shareholders per common share...................... $      (27.67) $     (23.99)
                                                       =============  ============
Basic and diluted weighted average outstanding shares     4,428,884     1,010,845
                                                       =============  ============

The accompanying notes are an integral part of these financial statements.

POPMAIL.COM, INC.
CONSOLIDATED STATEMENTS OF OF SHAREHOLDERS' EQUITY

                                                                                               Common     Unrealized
                                                                                                Stock       Loss on
                                       Common Stock       Preferred Stock       Additional   Subscribed   Securities
                                 -------------------- -----------------------    Paid-in      and Note     Available    Accumulated
                                   Shares     Amount   Shares       Amount       Capital     Receivable    for Sale       Deficit         Total
                                 ----------  -------- ---------  ------------  ------------  -----------  -----------  -------------  -------------
Balance at January 3, 1999......   800,009  $  8,000        --  $        --   $ 20,353,141  $  (400,000) $        --  $ (14,122,894) $   5,838,247
   Issuance of common stock
     in lieu of compensation....    28,001       280        --           --        197,428           --           --            --         197,708
   Issuance of common stock
     for services...............    35,194       352        --           --        629,506           --           --            --         629,858
   Warrants issued for
     services...................       --         --        --           --      1,301,500           --           --            --       1,301,500
   Issuance of common stock.....    18,000       180        --           --        199,820           --           --            --         200,000
   Common stock issued for
     conversion of
     promissory notes
     payable and payment of
     interest...................    19,715       197        --           --        404,561           --           --            --         404,758
   Stock option conversions.....    11,900       119        --           --         89,130           --           --            --          89,249
   Exercise of warrants.........   225,000     2,250        --           --      2,935,250           --           --            --       2,937,500
   Sale of Class A
     convertible preferred
     stock......................       --         --     2,000     2,000,000           --            --           --            --       2,000,000
   Issuance of Class B
     convertible preferred
     stock in PopMail
     acquisition................       --         --     2,024    21,589,755           --            --           --            --      21,589,755
   Warrants issued in
     PopMail acquisition........       --         --        --           --      4,318,956           --           --            --       4,318,956
   Warrants issued to
     PopMail guarantor in
     PopMail acquisition........       --         --        --           --      2,700,000           --           --            --       2,700,000
   Sale of Class C
     convertible preferred
     stock......................       --         --     2,000     2,000,000           --            --           --            --       2,000,000
   Sale of Class D
     convertible preferred
     stock......................       --         --     2,200     2,200,000           --            --           --            --       2,200,000
   Sale of Class E
     convertible preferred
     stock......................       --         --   175,000       350,000           --            --           --            --         350,000
   Note receivable issued
     to affiliate for
     purchase of common
     stock......................       --         --         --          --            --    (2,450,000)          --            --      (2,450,000)
   Series A, C and D
     private placement costs....       --         --         --          --       (722,323)          --           --            --        (722,323)
   Issuance of common stock
     in the ROI acquisition.....   275,000     2,750        --           --      6,279,711           --           --            --       6,282,461
   Old PopMail stock
     subscribed.................       --         --        --           --           --         (2,000)          --            --          (2,000)
   Cash received on common
     stock subscribed...........       --         --        --           --           --          2,000           --            --           2,000
   Conversion of Class A
     preferred..................   101,600     1,016    (2,000)   (2,000,000)    1,998,984           --           --            --             --
   Conversion of Class B
     preferred..................   863,390     8,634    (2,024)  (21,589,755)   21,581,121           --           --            --             --
   Conversion of Class C
     preferred..................    91,778       918    (1,395)   (1,395,000)    1,394,082           --           --            --             --
   Record non-cash
     preferred stock deemed
     dividend...................       --         --        --    (3,338,461)    3,338,461           --           --            --             --
   Record preferred stock
     deemed dividend............       --         --        --     3,338,461          --              --          --     (3,338,461)           --
   Dividends paid or
     accrued on preferred
     stock......................       --         --        --       176,000          --              --          --       (176,000)           --
   Warrants issued to
     guarantors of notes
     payable....................       --         --        --           --      1,232,833           --           --            --       1,232,833
   Repricing of warrants
     related to the PopMail
     acquisition................       --         --        --           --      4,539,311           --           --            --       4,539,311
   Warrants issued for
     private placement
     costs in connection
     with Series A, C and D
     issuances..................       --         --        --           --        469,500           --           --            --         469,500
   Warrants issued in
      connection with notes
      payable...................       --         --        --           --      1,882,450           --           --            --       1,882,450
   Net loss.....................       --         --        --           --           --             --           --    (20,734,171)   (20,734,171)
                                 ----------  -------- ---------  ------------  ------------  -----------  -----------  -------------  -------------
Balance at January 2, 2000...... 2,469,587    24,696   177,805     3,331,000    75,123,422   (2,850,000)          --    (38,371,526)    37,257,592
   Issuance of common stock
     in lieu of compensation....    54,824       548        --           --      1,081,993           --           --            --       1,082,541
   Issuance of common stock
     for services...............   255,200     2,552        --           --        458,198           --           --            --         460,750
   Warrants issued for
     services...................       --         --        --           --      1,576,500           --           --            --       1,576,500
   Issuance of common stock
     in private placements...... 4,783,763    47,838        --           --     13,174,587           --           --            --      13,222,425
   Common stock issued for
     conversion of
     promissory notes
     payable and payment of
     interest...................   196,528     1,965        --           --      2,018,091           --           --            --       2,020,056
   Purchase of IZ.com,
     including investment
     banking fees...............    27,428       274   417,916    48,640,477       274,012           --           --            --      48,914,763
   Purchase of Fan Asylum,
     including common stock
     issued and earn-out value..    80,000       800        --           --      8,999,200           --           --            --       9,000,000
   Exercise of put right by
      seller of Fan Asylum......   (80,000)     (800)       --           --     (1,999,200)          --           --            --      (2,000,000)
   PopMail stock option exercise    23,800       238    (6,192)     (720,584)      720,346           --           --            --             --
   IZ.com stock option exercises    13,920       139        --           --        129,030           --           --            --         129,169
   Exercise of warrants.........   746,225     7,462        --           --      7,067,112           --           --            --       7,074,574
   Sale of Class E
     convertible preferred
     stock......................       --         --    50,000       100,000           --            --           --            --         100,000
   Sale of Class G
     convertible preferred
     stock......................       --         --   600,000     6,000,000    (2,000,000)          --           --            --       4,000,000
   Note receivable issued
     to affiliate for
     purchase of common
     stock......................       --         --         --          --            --      (245,000)          --            --        (245,000)
   Note receivable issued
     to employees for
     purchase of common
     stock......................    30,000       300        --           --        271,590     (271,890)          --            --             --
   Purchase of note recievable,
     due from affiliate, with
     common stock...............    24,000       240        --           --        239,760           --           --            --         240,000
   Common stock issued in
     purchase of cost basis
     investments................   154,240     1,542        --           --      1,498,458           --           --            --       1,500,000
   Conversion of Series C
     preferred, including intere    47,860       479      (605)     (693,000)      692,521           --           --            --             --
   Conversion of Series D
     preferred, including intere   105,065     1,051    (2,200)   (2,288,000)    2,286,949           --           --            --             --
   Conversion of Series E
     preferred..................    61,666       617  (175,000)     (350,000)      349,383           --           --            --             --
   Conversion of Series G
     preferred, including intere   191,198     1,912   (15,000)     (150,000)      155,755           --           --         (7,667)           --
   Series A interest paid in
     common stock...............     8,612        86        --           --        175,914           --           --            --         176,000
   Dividends accrued on
     preferred stock............       --         --        --       392,333           --            --           --       (392,333)           --
   Conversion of Series F
     preferred to APIC upon
     expiration of IZ.com
     options....................       --         --  (116,814)  (13,594,155)   13,594,155           --           --            --             --
   Decrease in value of
     securities available
     for sale...................       --         --        --           --            --            --     (485,337)           --        (485,337)
   Net loss.....................       --         --        --           --            --            --           --   (122,149,979)  (122,149,979)
                                 ----------  -------- ---------  ------------  ------------  -----------  -----------  -------------  -------------
Balance at December 31, 2000.... 9,193,916  $ 91,939   929,910  $ 40,668,071  $125,887,776  $(3,366,890)    (485,337) $(160,921,505) $   1,874,054
                                 ==========  ======== =========  ============  ============  ===========  ===========  =============  =============

The accompanying notes are an integral part of these financial statements.

POPMAIL.COM, INC.
(FORMERLY CAFE ODYSSEY, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Years ended
                                                        ----------------------------
                                                        December 31,    January 2,
                                                            2000           2000
                                                        -------------  -------------
Operating activities:
  Net loss............................................ $(122,149,979) $ (20,734,171)
  Adjustments to reconcile net loss to cash
    flows from operating activities:
      Depreciation and amortization...................    29,628,920      4,090,436
      Amortization of warrant discount................     1,410,117        972,333
      Loss on disposal of property and equipment......           --          51,615
      Common stock issued in lieu of compensation.....     1,082,541        197,708
      Common stock and warrants issued for services...     2,037,250      1,986,116
      Warrants issued to guarantors...................           --       1,232,833
      Repricing of warrants issued in the popmail
        acquisition...................................           --       4,539,311
      Impairment of assets............................    66,315,344            --
      Loss on disposal of assets......................     2,026,707            --
      Discontinued operations.........................     6,562,697        961,143
      Other...........................................      (194,411)       567,177
      Changes in operating assets and liabilities,
        net of effect of business acquisitions:
          Accounts receivable.........................      (170,385)       341,080
          Other current assets........................       223,794       (307,340)
          Other assets................................         3,979        176,387
          Accounts payable............................      (395,129)       557,893
          Accrued expenses............................      (444,112)      (547,679)
                                                        -------------  -------------
             Net cash used in operating activities....   (14,062,667)    (5,915,158)
                                                        -------------  -------------
Investing activities:
  Purchases of property and equipment, net............    (2,132,046)       (98,419)
  Issuance of note receivable to affiliate............      (245,000)    (2,450,000)
  Discontinued operations & other.....................      (525,000)    (4,027,388)
                                                        -------------  -------------
             Net cash used in investing activities....    (2,902,046)    (6,575,807)
                                                        -------------  -------------
Financing activities:
  Proceeds from issuance of common stock..............    13,222,425        200,000
  Proceeds from issuance of preferred stock...........     4,100,000      5,730,000
  Proceeds from short term notes payable..............       500,000      5,020,884
  Payments on short-term notes payable................    (7,254,695)    (5,940,271)
  Proceeds from convertible notes payable.............       900,000      2,300,000
  Payments on convertible notes payable...............      (500,000)      (100,000)
  Exercise of put right by shareholder................    (2,000,000)           --
  Proceeds from long-term debt........................           --       1,500,000
  Advances from shareholder/officers..................           --         240,000
  Repayment of advances from shareholders/officers....      (120,000)      (220,000)
  Proceeds from exercise of options and warrants......     7,203,743      3,026,749
  Discontinued operations.............................      (202,528)     1,763,493
                                                        -------------  -------------
         Net cash provided by financing activities....    15,848,945     13,520,855
                                                        -------------  -------------
Increase (decrease) in cash and cash equivalents......    (1,115,768)     1,029,890
Cash and equivalents, beginning of year...............     1,136,137        106,247
                                                        -------------  -------------
Cash and equivalents, end of year..................... $      20,369  $   1,136,137
                                                        =============  =============
Supplemental disclosure of cash flow information:
   Cash paid for interest............................. $     376,437  $     703,491
                                                        =============  =============
Non-cash financing and investing activities:
   Conversion of preferred stock into common stock.... $   4,778,494  $   3,395,000
   Conversion of debt and interest into common stock..     2,020,056        404,758
   Cost basis investments purchased with common stock.     1,500,000            --
   Preferred stock issued for placement costs.........           --         820,000
   IZ.com options represented by Series F preferred
      stock converted to APIC upon expiration.........    13,594,155            --
   Common stock issued for compensation...............     1,082,541        197,708
   Common stock and warrants issued for services......     2,037,250      1,931,358
   Warrants issued to guarantors of notes payable.....           --       1,232,833
   Warrants issued for private placement costs in
      connection with Series A, C and D issuances.....           --         469,500
   Warrants issued in connection with notes payable...           --       1,882,450
   Repricing warrants related to the PopMail
      acquisition.....................................           --       4,539,311

   Divestitures:
     Net assets sold..................................       701,579            --
     Note receivable secured by assets sold...........       702,078            --

   Acquisitions:
     Common stock issued and issuable.................    57,914,763     27,872,216
     Warrants issued..................................           --       7,018,956
     Net liablities assumed...........................     1,703,482      5,319,585
                                                        -------------  -------------
         Purchase price in excess of fair value of
            assets acquired........................... $  59,618,245  $  40,210,757
                                                        =============  =============

The accompanying notes are an integral part of these financial statements.

POPMAIL.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF THE BUSINESS

Background

PopMail.com, Inc. ("the Company" or "PopMail") consists of two divisions, the restaurant division (which has been presented as discontinued operations) and the Internet marketing division.

At December 31, 2000, the Internet division consists of two companies. PopMail Network, Inc. ("PopMail Network"), based in Irving, Texas, is a provider of permission and vanity web based e-mail services to broadcast stations, professional sports teams and other brand name clients in the media and entertainment industries. Fan Asylum, Inc. ("Fan Asylum"), based in San Francisco, California, is a provider of official online and offline fan club sites for recording artists in the music industry. See Notes C and D for a further discussion of the Company's acquisitions and divestitures during the year ended December 31, 2000 and Note P for a further discussion of its divestiture of Fan Asylum in February 2001.

Discontinued Operations and Prior Year Restatement

The restaurant division, Café Odyssey, develops, owns and operates upscale casual restaurants with multiple themed dining rooms. The Company has two Cafe Odyssey restaurants, one at the Mall of America in Bloomington, Minnesota, which opened in June 1998 and one at the Denver Pavilions, in Denver, Colorado, which opened in March 1999. See Note G for a discussion of the closure of its Cincinnati, Ohio location in September 1999. The accompanying consolidated financial statements have been prepared (and restated, in the case of the 1999 financial statements) to reflect the restaurant division as a discontinued operation. See Note D for a further discussion regarding the Company's announcement to divest this division and the terms of the proposed sale of the restaurants.

Going Concern and Default on Loan

During 2000 and 1999 the Company has incurred net losses of $122,150,000 and $20,734,000, respectively, and has used cash in operating activities of $14,063,000 and $5,915,000, respectively. Additionally, the Company had a working capital deficit of $5,545,000 at December 31, 2000, (net of assets held for sale). Cash and equivalents were $20,000 at December 31, 2000, representing a decrease of approximately $1,116,000 from the cash and equivalents of $1,136,137 at January 2, 2000. The Company's ability to continue its present operations and successfully implement future expansion plans is contingent upon its ability to raise additional capital, increase its revenues, and ultimately attain and sustain profitable operations. Without additional financing, the cash generated from the Company's current operations will not be adequate to fund operations and service its indebtedness during 2001. Management intends to continue to raise additional capital to fund the ongoing operations of the Company. However, there can be no assurance that additional financing will be available on terms acceptable to the Company or on any terms whatsoever. In the event the Company is unable to fund its operations and its business plan, it will be unable to continue as a going concern.

As discussed in Note J, effective February 1, 2001 the Company is in default of the covenants of certain convertible loan agreements. Specifically, the Company failed to make interest payments on February 1, 2001. On March 23, 2001, the creditors waived the event of default resulting from the missed interest payment and agreed to extend the February 1, 2001 interest payment due date to May 1, 2001.

As of December 31, 2000, the Company has approximately $3,188,000 of accounts payable and accrued liabilities. Absent additional financing or the ability to otherwise restructure these liability balances, the Company will unlikely be able to retire these liabilities in the normal course of business.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Fiscal Year

The Company has adopted a 52-53 week year ending on the Sunday nearest December 31 of each year. All references herein to "2000" represents a 52-week fiscal year ended December 31, 2000 and "1999" represents a 52-week fiscal year ended January 2, 2000.

Cash and Cash Equivalents

The Company considers all highly liquid temporary investments with original maturities of three months or less to be cash equivalents.

Property and Equipment

Property and equipment acquired are recorded at cost. Leasehold improvements are capitalized, while repair and maintenance expenses are charged to operations as incurred. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life or the lease term for financial reporting purposes and accelerated methods for tax purposes. Furniture and equipment are depreciated on a straight-line method over their estimated useful lives of 3 to 5 years.

Goodwill

Goodwill represents the excess of the purchase price and related costs over the fair value of the net assets of businesses acquired and is amortized on a straight-line basis over three years. The Company evaluates its goodwill annually, or earlier if a triggering event occurs, to determine if potential impairment has occurred. Due to changes in the Company's current operations and future business plan, all goodwill related to the acquisitions of PopMail.com, Inc., IZ.com and Fan Asylum were determined to be impaired and were written down to their net realizable value at December 31, 2000.

Revenue Recognition

The Company currently derives the majority of its revenues from license and service fees of its outbound web based e-mail management and distribution product. The Company's clients typically purchase two year licensed service agreements, payable annually in advance, and hosting and maintenance support, payable quarterly, for the life of the contract. License revenue is ratably recognized over the term of the agreement after a licensed service agreement has been signed, the product has been installed by the Company and accepted by the customer, and collection is probable. Services revenue consists of fees from hosting, maintenance and customization. The Company recognizes revenue from hosting and maintenance agreements ratably over the term of the agreements, typically two years.

Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

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

Stock-Based Employee Compensation

The Company utilizes the intrinsic value method for stock-based compensation. Under this method, compensation expense is recognized for the amount, if any, by which the market price of the common stock on the date of grant exceeds the exercise price of an option. Pro-forma information related to the fair value method of accounting is contained in Note K.

Net Loss Per Common Share

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. The impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding, as the net effect would be anti-dilutive.

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

Reclassifications

Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation. Specifically, the 1999 financial statements have been restated to account for the restaurant operations as discontinued operations. See Note D for a further discussion. These reclassifications had no effect on net loss or shareholders' equity as previously reported.

NOTE C - BUSINESS COMBINATIONS

PopMail.com, Inc.

On August 29, 1999, the Company completed its merger with Popmail.com, Inc., which was accounted for as a purchase, and changed its name from Café Odyssey, Inc. to PopMail.com, Inc. The results of PopMail's operations have been included with the Company's operations from the date of the merger. Consideration for the merger included the issuance of 2,024 shares of Series B Convertible preferred stock, convertible into 863,390 shares of the Company's common shares valued at $21,589,755; the issuance of 440,710 five-year warrants to purchase common at an exercise price of $30.00 per share valued at $4,318,956; the assumption of approximately $5,019,000 of notes payable, which required the issuance of 90,000 five-year warrants to the holder of those notes valued at $2,700,000; and $890,000 in closing costs. The total consideration exceeded the fair value of the net liabilities acquired by approximately $33,800,000, which has been recorded as goodwill and was being amortized on a straight-line basis over three years. As discussed in Note A, the Company wrote- off the remaining goodwill related to this acquisition at December 31, 2000.

ROI Interactive LLC

On December 3, 1999, the Company completed the acquisition of ROI Interactive LLC (ROI). This acquisition was accounted for as a purchase with the results of operations included with the Company's operations from the date of acquisition. Total consideration included the issuance of 275,000 shares of the Company's common shares valued at $6,282,461 and $150,000 in closing costs. The total consideration exceeded the fair value of the net liabilities acquired by approximately $6,400,000, which has been recorded as goodwill and is being amortized on a straight-line basis over three years.

IZ.com, Inc.

On February 9, 2000, the Company completed its merger with IZ.com Incorporated ("IZ.com"), a development stage online convergent media company. The merger was accounted for under the purchase method of accounting with the operations of IZ.com included in the Company's operations from the dated of merger. The former stockholders of IZ.com were issued 287,408 shares of Series F convertible preferred stock (the "Series F Preferred"), with an additional 130,508 shares issuable upon the exercise of IZ.com options assumed by PopMail. Both the Series F Preferred issued and the Series F Preferred reserved for IZ.com options are convertible into the Company's common stock at a rate of 2.566 common shares for each share of Series F Preferred. Total consideration, based upon the average closing price of the Company's common stock on the five business days prior to close and assuming conversion of all potentially issuable PopMail.com common stock including shares reserved for IZ.com options, plus the fair value of the net liabilities assumed resulted in approximately $50,250,000 of goodwill being created in the merger, which was amortized on a straight-line basis over three years. On December 9, 2000, the Company sold the assets and operations of IZ.com. As a result of the sale the Company wrote-off the remaining goodwill related to this acquisition as it was determined to be impaired. See Note D for a further discussion of the divestiture.

Fan Asylum, Inc.

On June 14, 2000, the Company purchased all outstanding common stock of Fan Asylum from its sole shareholder ("the Seller") in exchange for up to 360,000 shares of the Company's common stock ("the Purchase Price Shares"), valued at $9,000,000, subject to adjustments based on certain earn out and reset provisions. The acquisition was accounted for under the purchase method of accounting with the operations of Fan Asylum included in the Company's operations from the date of acquisition. The total consideration, less the net asset value of the assets acquired and liabilities assumed, resulted in approximately $9,000,000 of goodwill generated in the acquisition, was to be amortized on a straight-line basis over 3 years.

The Purchase Price Shares were divided into 80,000 fully vested initial shares and 280,000 earn-out shares. Under the terms of the acquisition, the earn-out shares were to vest with the Seller according to the number of artists with which Fan Asylum executes a fan club management agreement prior to July 14, 2001. Also, the initial shares were subject to a put right pursuant to which Seller had a one-time right to "put" the initial shares to the Company during the period between January 2, 2001 and January 31, 2001 at a price per share equal to the greater of $10.625, or (ii) the average closing price of the Company's common stock over the five business days prior to the notice of exercise of the put.

Pursuant to the terms of the acquisition, the Company originally secured its ability to fulfill the put obligation with a $2,000,000 cash deposit that was released on October 12, 2000 when the Company renegotiated the acquisition terms and agreed to (i) accelerate the time period in which the Seller could put the initial shares to the Company, (ii) remove the earn-out provisions as a condition of Seller receiving the earn-out shares, and (iii) immediately retire a $200,000 debt obligation that was assumed in conjunction with the Fan Asylum acquisition. In consideration of the forgoing, the Seller agreed to complete a $400,000 private common stock placement with the Company, resulting in net proceeds to the Company of approximately $186,000 after the aforementioned $200,000 retirement of debt was completed. As a result of the release of the Seller from the earn-out provisions, the Company's $7,000,000 earn-out liability recorded at the time of the acquisition was released and is accounted for as additional paid in capital in the accompanying balance sheet as of December 31, 2000.

On February 14, 2001, the Company sold Fan Asylum back to the Seller. As the sale was being contemplated prior to December 31, 2000, the Company wrote-off the remaining goodwill related to this acquisition as it was determined to be impaired. See Note P for a further discussion of the divestiture.

See also Notes D and P for discussion of the operations of these entities included within the operations of the Company during the current year.

NOTE D - DIVESTITURES AND DISCONTINUED OPERATIONS

IZ.com

On December 9, 2000, the Company sold the assets and operations of IZ.com to IZ.com's management for (1) a $2,250,000 non-interest bearing note, with payments generally commencing in four to five years and retirement of the note to occur within eight years, and (2) the buyer's assumption of certain IZ.com related liabilities. As part of the consideration to the buyers, the Company issued a warrant to purchase up to 840,000 shares of the Company's common stock at an exercise price of $0.01 per share, exercisable for one year whereby the buyer can receive up to $300,000 in net cash proceeds upon sale of common stock into which the warrant is exercisable. Any of the buyer's net cash proceeds in excess of $300,000 must be remitted back to the Company. The note receivable is secured by the assets of IZ.com. After the write-down of goodwill related to the acquisition of IZ.com more fully described in Note G, the Company's proceeds on the sale of IZ.com, represented by the discounted fair value of the aforementioned note receivable, approximated the net assets sold resulting in no gain or loss associated with the sale. The Company recorded revenues of approximately $537,000 resulting from the operations of IZ.com for the year ended December 31, 2000.

Restaurant Division

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

In September 2000 the Company developed a formal plan for the divestiture of the restaurant division, and in February 2001 the Company executed a letter of intent to sell the net assets of the restaurant division to a group beneficially controlled by several shareholders and creditors of the Company (together, the "Buyer"). A definitive purchase agreement was executed in March, 2001 with closing expected to occur on or about April 30, 2001. The terms of sale are: (1) Buyer will purchase all of the assets of the restaurant division and assume substantially all of the liabilities of the restaurant division, including accounts payable and a $455,000 note payable, net of deposits residing with the creditor; (2) Buyer will assume $1.5 million in secured debt from PopMail, and the secured debt holder will release PopMail from all future obligations relating to that debt; (3) PopMail will retain a 19.9% partnership interest in the restaurant division via direct ownership in the entity acquiring the restaurant division; (4) and the Manager agrees to terminate the Management Services Agreement and License Agreement at no cost to the Company.

The Company has written down the net assets of the restaurant division to approximately $1,500,000, which represents its best estimate of the realizable net value, should a sale occur. The accompanying consolidated financial statements have been prepared to reflect the proposed sale of the restaurant division as a discontinued operation. The net assets of the restaurant division have been reported as Net Assets Held for Sale; the net operating results of the restaurant division have been reported as loss from operations of discontinued restaurant division. An estimated loss was recorded in the current period based on the Company's best estimate of the amount expected to be realized on the sale of the division, including a provision for an estimated loss from discontinued operations during the phase-out period.

Summarized financial information for the discontinued operations of the restaurant division, net of the above management fees, are as follows:

                                             December 31, January 2,
                                                2000         2000
                                             -----------  -----------
Current assets............................. $   158,772  $   150,385
Property and equipment, net................   5,623,476   13,971,925
Other assets...............................     298,296      336,809
                                             -----------  -----------
Total assets...............................   6,080,544   14,459,119
                                             -----------  -----------

Current liabilities........................     829,563      645,211
Long-term liabilities......................   3,750,981    4,212,557
                                             -----------  -----------
Total liabilities..........................   4,580,544    4,857,768
                                             -----------  -----------
Net assets of discontinued
  operations............................... $ 1,500,000  $ 9,601,351
                                             ===========  ===========

For the year ended:                          December 31, January 2,
                                                2000         2000

Restaurant revenues........................ $ 9,772,188  $12,166,144
Total restaurant expenses..................  10,687,661   14,126,985
                                             -----------  -----------
Loss from discontinued operations.......... $  (915,473) $(1,960,841)
                                             ===========  ===========

NOTE E - REVERSE STOCK SPLIT AND DELISTING OF THE COMPANY'S COMMON SHARES FROM NASDAQ

In September 2000, the Company received a notice from The Nasdaq Stock Market indicating that the Company's common stock had failed to maintain a minimum bid price greater than or equal to $1.00 over the preceding thirty consecutive trading days as required under Marketplace Rule 4310(c)(4). On October 12, 2000, the Company implemented a 10-for-1 reverse stock split, which allowed the Company to increase its share price over $1.00 (post-split). However, the stock subsequently fell below the minimum bid price requirement and on January 19, 2001, Nasdaq notified the Company that its securities would no longer trade on the Nasdaq SmallCap Market, but that the Company's securities were immediately eligible to trade on the Over-the-Counter Bulletin Board ("OTC Bulletin Board"). On January 22, 2001, the Company's securities began trading on the OTC Bulletin Board.

Unless otherwise noted, all references within these financial statements and footnotes refer to the Company's post-split common stock numbers.

NOTE F - INVESTMENTS

In June 2000, the Company acquired a minority interest in CraftClick.com, Inc. ("CraftClick"), a publicly traded business to consumer Internet services company, in exchange for $500,000 of the Company's common stock, or 45,070 shares. As of December 31, 2000, the estimated fair market value of the investment is approximately $15,000 and, accordingly, the Company has written the investment down to that value as of December 31, 2000. The unrealized loss is classified as unrealized loss on securities available for sale as a component of shareholder's equity in the accompanying December 31, 2000 consolidated balance sheet.

In July 2000, the Company acquired a minority interest in NC, Inc. ("NCI"), a privately held business to business Internet services company, in exchange for $1,000,000 of the Company's common stock, or 109,170 shares. The Company accounted for this investment under the cost basis of accounting. In December 2000, based on NCI's financial condition and the condition of the Internet environment in general, the Company wrote-off the investment in NCI. As a result, a loss of $1,000,000 is included under impairment of assets in the accompanying December 31, 2000 consolidated statement of operations.

NOTE G - LOSS ON AND IMPAIRMENT OF ASSETS

In April 2000, the Company finalized the sale of the equipment, leasehold improvements, lease rights and certain other contractual rights of its Cincinnati, Ohio restaurant location in exchange for a 21-year, $3,750,000, non- interest bearing promissory note receivable, payment of which is contingent upon the results of the buyers operations. The Company originally recorded the note receivable at the present value of the future minimum cash receipts provided for under the promissory note, amounting to approximately $1,270,000. The promissory note receivable is secured primarily by a mortgage interest in the real property at the Cincinnati location. Using the valuation of the proceeds as described, the sale resulted in a loss of approximately $757,000, which is included as loss on sale of assets in the accompanying statement of operations for the year ended December 31, 2000. In December 2000, the Company amended the promissory note and determined, based on the buyer's future revenue and cash flow projections, collection of the note receivable is unlikely. Accordingly, the Company has written the entire note receivable balance off as of December 31, 2000. The $1,270,000 write-down has also been recorded as a loss on sale of assets in the accompanying statement of operations.

In December 2000, the Company wrote-off the entire net goodwill balances related to the acquisitions of PopMail.com, Inc. and IZ.com, and also wrote-down to $300,000 the net goodwill balance related to Fan Asylum. The total write-down of goodwill by the company amounted to $64,135,000 and is included as impairment of assets in the accompanying statement of operations for the year ended December 31, 2000.

Also in December 2000, the Company wrote-down the value of the computer hardware and software that was repossessed by one of its creditors as more fully described in Note H below. The Company's carrying value of the hardware and software was approximately $1,335,000 as of December 31, 2000, which was adjusted down by approximately $985,000 to $350,000, the value the Company expects to receive from its creditors.

NOTE H - NOTES PAYABLE

Notes payable consists of the following:

                                             December 31, January 2,
                                                2000         2000
                                             -----------  -----------
Short-term revolving line of credit (a).... $       --   $ 3,000,000
Short-term revolving loan (b)..............         --       825,000
Short-term promissory notes, net
  of discounts of $192,177 (c).............         --     2,082,823
Other (d)..................................     643,952      129,695
                                             -----------  -----------
                                            $   643,952  $ 6,037,518
                                             ===========  ===========

(a) In September 1998, the Company entered into a $3,000,000 revolving line of credit with a financial institution collateralized by a leasehold mortgage, security agreement and assignment of rents and income of the Cincinnati restaurant. In addition, two directors and an ex-director of the Company entered into a joint and several limited guaranty of the first $1,000,000 of the Company's borrowings under this credit facility. In consideration of these guarantees, the Company issued 4,000 five-year warrants to each of these individuals at an exercise price of $7.50 per share in November 1998. Guarantees for the other $2,000,000 were obtained later in November 1998 from two of the aforementioned directors and an additional third party whereby two of the directors each severally guaranteed $500,000 and the other third party guaranteed $1,000,000, of such borrowings. All three guarantors pledged certain collateral to the financial institution in connection with the later guarantees. In exchange for such guarantees and pledges of collateral, the Company issued 20,000 five-year warrants each to two of the directors in November 1998, and 40,000 five-year warrants to the other third party in January 1999, all at an exercise price of $7.50 per share. This revolving line of credit facility was due on demand, or, if no demand was made, in July 2000. This credit facility provides for monthly payments of interest accrued on the outstanding unpaid principal balance at a rate equal to the prime rate (8.5% as of January 2, 2000). Each of the guarantee agreements contain provisions which require the issuance of additional warrants and payment of cash penalties if the borrowings were not paid in full by September 30, 1999. As of January 2, 2000, the Company had accrued $375,000 for the cash penalties and is obligated for and has recorded 60,000 five-year warrants at an exercise price of $7.50 per share. The balance of this note and the related penalties were paid in full during the year ended December 31, 2000.

(b) In March 1999, the Company entered into a $825,000 revolving loan facility with a financial institution collateralized by substantially all of the Company's assets. In addition, the loan was guaranteed by five individuals. In consideration of these guarantees, the Company issued 50,000 five-year warrants (ranging from 2,500 to 25,000 warrants) to these individuals at an exercise price of $7.50 per share. All guarantors pledged certain collateral to the financial institution in connection with these guarantees. This revolving line of credit facility was due on demand, or, if no demand was made, in March 2000. This credit facility provided for monthly payments of interest accrued on the outstanding unpaid principal balance at a rate equal to the prime rate (8.5% as of January 2, 2000). The balance was paid in full during the year ended December 31, 2000.

(c) In connection with the PopMail merger, the company assumed a note payable for $5,019,387, of which $4,469,387 was repaid shortly after the merger. The remaining $550,000 was payable in monthly payments with interest at the prime rate (8.5% at January 2, 2000). The principal was due on demand, or, if no demand was made, in full amount in January 2000. The loan was uncollateralized.

In December 1999, the Company entered into a $200,000 note payable with monthly payments of interest at 15%. The principal was due on demand, or, if no demand was made, in full amount in March 2000. In connection with the loan the Company issued 8,000 five-year warrants with an exercise price of $12.50 to the lender. The fair value of these warrants was recorded as a discount and was amortized over the life of the note.

Also in December 1999, the Company entered into a $325,000 note payable with monthly payments of interest at 15%. The principal was due on demand, or, if no demand was made, in full amount in March 2000. In connection with the loan the Company issued 8,938 five-year warrants with an exercise price of $20.00 to the lender. The fair value of these warrants was recorded as a discount and amortized over the life of the note. In addition, the Company issued 1,950 five- year warrants at an exercise price of $20.00 per share to a third party as a finders fee on this note.

Also in December 1999, the Company entered into a note payable for $1,200,000. At the inception of the loan, the Company prepaid the interest of 13% ($91,000) for the life of the note until the loan matures in July, 2000. In connection with the loan the Company issued 20,000 five-year warrants with an exercise price of $13.40 to the lender. The fair value of these warrants was recorded as a discount and amortized over the life of the note.

All four notes were paid in full during the year ended December 31, 2000.

(d) In its acquisition of Fan Asylum, the Company assumed a non-interest bearing loan to the Seller in the amount of $144,000, which was forgiven by the Seller in his re-acquisition of Fan Asylum in February 2001, as more fully described in Note P.

In October 2000, the Company received cash proceeds of $500,000 upon entering into a secured note payable for $600,000. The note was originally due within 30 days and is secured by certain of the Company's computer hardware and software assets. The Company failed to repay the note in November 2000 and the lender claimed possession of the computer hardware and software in December 2000. Also in December 2000, the lender sued the Company demanding immediate repayment and requested a temporary restraining order against the Company preventing it from selling any of the other assets in which the lender maintained a security interest. As of December 31, 2000, the Company had not repaid the note and is in default under the terms of the note. In February 2001, the Company and the lender agreed to revised note terms and settled the dispute. The Company agreed to allow the lender to sell the computer collateral, of which it maintained possession, and apply the sales proceeds against the principal balance of the loan. The lender agreed to reduce the original principal amount of the note to $500,000, reduce that principal balance by all net cash proceeds resulting from the lender's sale of the collateral, reduce the interest rate to 10%, extend to five years the maturity date of the note's principal and interest, and release the Company from all claims.

NOTE I - LONG-TERM OBLIGATIONS

Long-term obligations consists of the following:

                                             December 31, January 2,
                                                2000         2000
                                             -----------  -----------
4% senior convertible note payable,
  net of discount of $678,357 (a).......... $       --   $ 1,321,643

(a) In November 1999, the Company executed a senior convertible note for $2,000,000 maturing in November 2001, with interest at 4%. The note and any unpaid interest is convertible into the Company's common stock at the trading price at the day of the conversion. In connection with this note, the Company issued 27,500 five-year warrants with an exercise price of $16.25 to the lenders and a placement agent. The fair value of these warrants was recorded as a discount and amortized over the life of the note. The entire balance of the convertible note and unpaid interest was converted into the Company's common stock during the year ended December 31, 2000.

NOTE J - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable consists of the following:

                                             December 31, January 2,
                                                2000         2000
                                             -----------  -----------
Senior convertible note payable,
  net of discount of $539,583 in 1999 (a).. $ 1,500,000  $ 1,460,417
Senior convertible note payable (b)........     900,000          --
                                             -----------  -----------
                                            $ 2,400,000  $ 1,460,417
                                             ===========  ===========

(a) In August 1999, the Company executed a senior convertible note for $2,000,000 which originally matured in August 2000, with interest at prime plus 2% (effective interest rate of 10.5% as of January 2, 2000). The note and any unpaid interest is convertible into the Company's common stock at a conversion price of $25.00 per common share. In connection with this note, the Company issued 50,000 five-year warrants with an exercise price of $25.00 per share to the lender. The fair value of these warrants was recorded as a discount and amortized over the original life of the note. In August 2000, the terms of the note were amended to provide a 60-day extension on the repayment of the note in exchange for an immediate principal payment of $500,000. In October 2000, the note was again amended to: (1) extend the debt service repayment schedule approximately 18 months to provide for monthly principal and interest payments of $100,000, commencing on January 1, 2001, until the entire principal and interest balance is paid in full; and (2) increase the interest rate to 14%. Subsequent to December 31, 2000, the Company has yet to make a debt service payment. However, the lender has temporarily waived the debt service provisions through April 5, 2001 and, assuming the sale of the restaurants as more fully described in Note D, intends to release the Company from all future obligations related to the note in exchange for the buyer of the restaurants offering the lender additional security and cash flow rights in the restaurants.

(b) In December 2000, the Company entered into loan agreements with two creditors under nearly identical terms. The creditors agreed to loan and the Company agreed to borrow up to $4,000,000 under a secured, convertible debt facility. The Company's ability to borrow under the terms of the credit facility is contingent upon the lenders' ability to secure investors. Both creditors are shareholders of the Company, and one of them is controlled by a former director and officer of the Company. The debt is convertible to the Company's common stock at $0.175 per share, bears interest at 12% per annum which is payable quarterly in either cash or stock at the lenders' option beginning February 1, 2001, matures on January 5, 2002, and is secured by substantially all of the assets of the Company including its subsidiaries. In connection with the loan agreement, with each additional borrowing on this facility, the Company must issue to the creditors five year warrants to purchase a number of shares of the Company's common stock representing 50% of the loan proceeds, exercisable at $0.15 per share. As a result of the $900,000 in loan proceeds borrowed through December 31, 2001, the Company must issue warrants to the creditors to purchase 450,000 shares of the Company's common stock. In addition, the Company is generally obligated, to the aforementioned former director and officer of the Company, to (1) pay a 10% cash finder's fee on loan proceeds to the Company, and (2) issue five year warrants to purchase a number of shares of the Company's common stock equal to 10% of the loan proceeds. Warrants for the purchase of 90,000 shares, exercisable at $0.125 per share, have been issued through December 31, 2000. In addition to customary provisions of secured debt arrangements, other covenants of the loan agreement provide that: (1) the Company must remain listed on the Nasdaq Small Cap Market, (2) the creditors have the right of first refusal on future Company financings, and (3) the creditors must approve all of the Company's financing transactions. As of December 31, 2000, the Company is in compliance with the loan covenants. However, it failed to make its first interest payment on February 1, 2001. On March 23, 2001, the creditors waived the event of default resulting from the missed interest payment and agreed to extend the February 1, 2001 interest payment due date to May 1, 2001. Also, with 30 days notice, the creditors can put the Company into default as it was delisted from the Nasdaq SmallCap Market.

NOTE K - SHAREHOLDERS' EQUITY

Convertible Preferred Stock

Series A - In May 1999, the Company issued 2,000 shares of Series A 8% convertible preferred stock with a stated value of $1,000 per share in a private placement transaction. In addition, the Company issued warrants for the purchase of 30,000 shares of the Company's common stock at $30.00 per share to the investor. The preferred stock was convertible into the Company's common stock at a price equal to 65% of the market value at the time of conversion. During 1999, all Series A shares were converted into 101,600 shares of common stock. In November 1999, the warrants issued with the Series A shares were re-priced to $10.00 per warrant.

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

Series B - In June 1999, the Company issued 2,024 shares of Series B convertible preferred stock in connection with the PopMail merger (see note C). The Series B shares were convertible into 863,390 shares of common stock and warrants to purchase 440,710 shares of common stock at $30.00 per share. All Series B shares issued in this transaction were converted in 1999. In November 1999, the warrants issued in connection with the Series B conversion were re- priced from $30.00 to $7.50 per share. In connection with this re-pricing, the Company recognized an expense of approximately $4,500,000.

Series C - In July 1999, the Company issued 2,000 shares of Series C 8% convertible preferred stock with a stated value of $1,000 per share in a private placement. In addition, the Company issued warrants for the purchase of 30,000 shares of common stock at $30.00 per share to the investor. The Series C shares were convertible into the Company's common stock at a price equal to 65% of the market value at the time of conversion. During 1999, 1,395 shares of Series C were converted into 91,778 shares of common stock. The remainder were converted during 2000 into an additional 47,860 shares of common stock. In November 1999, warrants for 20,000 shares issued with the Series C shares were re-priced to $10.00 per warrant.

In connection with the issuance of the Series C shares, the Company recognized a non-cash deemed dividend and discount accretion of approximately $1,077,000 similar to that of the Series A shares. In addition during 2000, the Company issued 85,000 shares of common stock for payment of the accrued dividends payable upon conversion, of which approximately $67,000 in preferred stock dividends had been accrued in 1999 related to the Series C shares.

Series D - In August 1999, the Company issued 2,200 shares of Series D 8% convertible preferred stock with a stated value of $1,000 per share in a private placement. In addition, the Company issued warrants for the purchase of 30,000 shares of common stock at $30.00 per share to the investor. The Series D shares were convertible into the Company's common stock at a price equal to 65% of the market value at the time of conversion. All of the Series D shares were converted during 2000 into 105,065 shares of common stock.

In connection with the issuance of the Series D shares, the Company recognized a non-cash deemed dividend and discount accretion of approximately $1,185,000 similar to that of the Series A and Series C shares. In addition during 2000, the Company also issued 85,000 shares of common stock for payment of the accrued dividends payable upon converstion, of which approximately $88,000 in preferred stock dividends had been accrued in 1999 related to the Series D shares.

Series E - Beginning in October 1999, the Company began to issue shares of Series E convertible preferred stock with a stated value of $2.00 per share in a private placement. The Company issued 175,000 shares during 1999 and an additional 50,000 shares in January 2000. For each Series E share issued, a warrant was also issued for the purchase of 1/10th of a share of common stock at $30.00 per share. Each Series E share was originally convertible into 1/10th of a share of common stock, subject to certain adjustments based on the value of the Company's common stock at the time of conversion. Series E shares are not entitled to dividends. During 2000, 175,000 shares of Series E shares were converted into approximately 62,000 shares of the Company's common stock.

Series F - In connection with the IZ.com merger, 287,408 shares of Series F convertible preferred stock were issued to the former stockholders of IZ.com, with an additional 130,508 shares issuable upon the exercise of IZ.com options assumed by PopMail. The majority of the IZ.com options have expired as of December 31, 2000 and, therefore, the majority of the 130,508 Series F shares reserved for IZ.com options will never be issued. As a result, the Companyreclassified approximately $13,594,000 from the Series F Preferred capital account to additional paid-in capital during 2000. The Series F shares are convertible into shares of the Company's common stock at a rate of 2.566 shares for each share of Series F preferred stock. The Series F preferred stock (excluding the remaining shares issuable upon exercise of IZ.com options) will convert into approximately 737,500 shares of the Company's common stock and carry a liquidation preference of approximately $19 million until the Company's market capitalization reaches $100 million or the majority of the Series F shareholders convert their shares to common stock.

Series G - In May 2000, the Company raised net proceeds of $4,000,000 from the private placement of Series G 10% convertible preferred stock with an aggregate stated value of $6 million. The proceeds were net of an original discount of $1,500,000 and investment banking fees of $500,000. The purchaser of the Series G stock also received a warrant to purchase up to 50,000 shares of our common stock at an exercise price of $25.10 per share for no additional consideration. As the Company's common stock was delisted from Nasdaq, the conversion price will be equal to 75% of the adjusted market price of the common stock. The number of shares of common stock issuable upon conversion of the Series G stock is limited to approximately 720,000 shares. The Company will redeem for cash, at 105 percent of stated value, any Series G stock that is not convertible into shares of common stock as a result of the foregoing limitation. During 2000, 15,000 shares of Series G shares were converted into approximately 191,000 shares of common stock, including interest.

Based on the current value of the Company's common stock and the common share limit into which the Series G shares may be converted, it is possible that the Company may be required to redeem in excess of $5,000,000 of the unconverted Series G shares absent an amendment to the rights of the Series G shareholders. 40,000 shares of the aforementioned warrant were re-priced to and exercised at $6.25 per share during 2000.

All of the convertible preferred stock series contain certain liquidation preference provisions including accrued and unpaid dividends and defined payment amounts per share. In connection with the Series A, C, and D shares, warrants for 45,000 shares of common stock at $30.00 per share were issued to a financial advisor.

Private Common Stock Placements

During the quarter ended April 2, 2000, the Company completed a private placement offering of 235,000 units priced at $10.00 per unit. Each unit consisted of one share of the Company's common stock and one five-year warrant to purchase one share of the Company's common stock with an exercise price of $20.00. Also during the quarter ended April 2, 2000, the Company completed a second private placement offering of 266,667 units priced at $22.50 per unit. Each unit consisted of one share of the Company's common stock and one five-year warrant to purchase one share of the Company's common stock with an exercise price of $30.00. Approximately 51,200 of the $30.00 warrants were repriced to and exercised at $7.50 per share during 2000. Additional warrants to purchase approximately 25,600 at $7.50 per share were issued to the individuals who exercised.

The proceeds of the above two private common stock placements were used to repay the due to affiliates and all but $1,000,000 of the Company's $6,037,518 notes payable that were outstanding at January 2, 2000, as well as to fund the continuing operating needs of the Company.

During the quarter ended July 2, 2000, the Company completed a private placement offering of 100,000 shares of common stock at a purchase price of $30.00 per share to private investors, resulting in net proceeds to the Company of approximately $2.7 million. At the time of the closing, the investors received: (a) five-year warrants to purchase 30,000 shares of common stock at an exercise price of $10.00 per share and (b) warrants to purchase additional shares of common stock (the Adjustable Warrants) at a nominal exercise price (one-hundredth of a cent per share). The Adjustable Warrants are intended to allow the investors to receive additional shares of common stock in future periods to bring the effective price per share of the investment to a percentage of the market value of the common stock on the date of adjustment. In general, the Adjustable Warrants (a) became exercisable during certain periods beginning October, 2000, (b) are exercisable only if the Company's common stock is below $40.00 per share during the exercise period, (c) and are issuable in an amount sufficient to adjust the effective purchase price for the investment to a level equal to 75% of the average market price during the period. If the Adjustable Warrants are exercised, the Company may be required to issue an additional 20,000,000 shares of common stock to the investors based on the market price of the Company's common stock as of December 31, 2000. However, to reduce the dilutive effect of the Adjustable Warrants, it is management's intent to renegotiate the terms of the private placement on terms acceptable to both the investors and the Company. Under the terms of the private placement, the Company was required to endeavor to make effective a registration statement covering both the common shares and common shares underlying the Adjustable Warrants by October 2000. Although filed, the Company has been unable to make effective a registration statement covering the common shares and Adjustable Warrants. Therefore, the investors have yet to exercise their Adjustable Warrants. $2 million of the proceeds of this private common stock placement were used to purchase Fan Asylum. The remainder of the proceeds were used for working capital purposes.

In October 2000, the Company completed a private common stock placement of 944,444 shares of the Company's common stock at a purchase price of $0.45 per share, resulting in proceeds to the Company of $425,000. Under the terms of the private placement, the shares were to be issued immediately after the shareholder meeting held on November 27, 2000. At that time, the number of shares to be issued would be adjusted such that the minimum value of common stock issued, based on the then current market value of the Company's common stock, would not be less than $944,444. Based on the then current market price of the stock, the Company would have needed to issue approximately 3.2 million shares of common stock to the investor. In March 2001, the Company and the investor agreed that the Company would issue a total of 3 million shares to the investor in conjunction with this private placement. The Company has reflected all 3 million shares as issued and outstanding as of December 31, 2000.

In November 2000, the Company completed a private common stock placement of 1,000,000 shares of the Company's common stock at a purchase price of $0.25 per share, resulting in proceeds to the Company of $250,000. At the time of the closing, the investors also received warrants to purchase an additional 1,000,000 shares of the company's common stock if the shares remained unregistered as of December 31, 2000. The original private placement shares remained unregistered on December 31, 2000. As of March 2001, the Company is negotiating with the investors to limit the number of additional shares it must issue to 750,000. It is likely that the Company will issue to the investors an additional 750,000 shares in exchange for the investor forfeiting the aforementioned warrant and all rights under the warrant. As the additional shares have not yet been issued and the number of additional shares to be issued are not determined as of December 31, 2000, the additional shares are not reflected as outstanding common stock in the accompanying December 31, 2000 balance sheet.

Other than the warrants convertible into 51,200 shares specifically identified above, warrants exercisable into a total of 282,500 shares of the Company's common stock were re-priced to $6.25 per share from $20.00 to $30.00 per share during 2000. Upon repricing, the warrant holders exercised their warrants.

Warrants

A summary of the Company's warrant activity is as follows:

                                                           Weighted
                                                            Average
                                                           Exercise
                                               Shares        Price
                                             -----------  -----------
Outstanding at January 3, 1999.............     328,575  $     55.80
        Granted............................   1,512,097        13.80
        Exercised..........................    (225,000)       13.10
                                             -----------
Outstanding at January 2, 2000.............   1,615,672        22.40
        Granted............................   3,135,923         8.50
        Canceled...........................    (343,394)       28.40
        Exercised..........................    (746,225)        9.40
                                             -----------
Outstanding at December 31, 2000...........   3,661,976  $     11.20
                                             ===========

Outstanding warrants at December 31, 2000 are as follows:

             Exercise price
---------------------------------------------    Number
                                    Weighted       of
              Range                  Average     Shares
----------------------------------  ---------  ----------
         $ 0.00 -  $1.00           $    0.07   1,796,000
           1.01 -  10.00                7.31     912,072
          10.01 -  65.00               35.64     953,904
                                               ----------
                                               3,661,976
                                               ==========

Stock Options

The Company maintains two stock option plans (the "Plans"), the 1997 Stock Option and Compensation Plan, as amended, which has 300,000 common shares reserved for issuance and the 1998 Director Option Plan, which has 25,000 common shares reserved for issuance. At December 31, 2000, the Company has issued approximately 276,000 options under the 1997 Plan subject to approval of additional shares by the board of directors. The Plans are administered by a stock option committee of the Board of Directors, which has the discretion to determine the number of shares granted, the price of the option, the term of the option and the time period over which the option may be exercised. Stock options granted under these plans generally have an exercise price equal to the fair value of the stock on the date of grant, have a ten-year term and vest ratably over three years.

A summary of the Company's option activity is as follows:

                                                Weighted
                                                Average
                                                Exercise
                                     Shares      Price
                                    ---------  ----------
Outstanding at January 3, 1999....    81,917  $    11.10
  Granted.........................   148,250       15.60
  Exercised.......................   (11,900)       7.50
  Forfeited/canceled..............   (25,334)       7.50
                                    ---------
Outstanding at January 2, 2000....   192,933       13.70
  Granted.........................   513,493        2.50
  Exercised.......................   (13,920)       8.40
  Forfeited/canceled..............  (124,956)      14.20
                                    ---------
Outstanding at December 31, 2000..   567,550  $     3.60
                                    =========

Outstanding and exercisable options at December 31, 2000 are as follows:

                       Options Outstanding                      Options Exercisable
--------------------------------------------------- --------------------------------------
                                         Weighted
                                          Average
      Exercise price                     Remaining        Exercise price
---------------------------   Number    Contractual ---------------------------   Number
                  Weighted      of        Life in                     Weighted      of
     Range         Average    Shares       Years         Range         Average    Shares
----------------  --------- ----------- ----------- ----------------  --------- ----------
 $ 0.00 - $0.10  $    0.02     366,844   8.54 years  $ 0.00 - $0.10  $    0.10     56,844
   2.50 - 10.00       8.16     167,706   8.54 years    2.50 - 10.00       8.15    138,947
  17.80 - 30.00      19.60      33,000   8.74 years   17.80 - 30.00      19.90     21,333
                            -----------                                         ----------
                               567,550                                            217,124
                            ===========                                         ==========

In September 1999, in connection with the PopMail merger, 87,433 outstanding options became fully vested in accordance with the change in control provisions of the Plans.

Pro forma information regarding the fair value of stock options is as follows:

                                                 Years ended
                                          ----------------------------
                                          December 31,    January 2,
                                              2000           2000
                                          -------------  -------------
Net loss:
  As reported........................... $(122,149,979) $ (20,734,171)
  Pro forma............................. $(122,980,799) $ (21,173,798)
Basic and diluted net loss per share:
  As reported........................... $      (27.58) $      (20.51)
  Pro forma............................. $      (27.82) $      (20.95)

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000 and 1999: risk-free interest rates of 5.66% and 6.41%; no expected dividend yield, expected lives of 1 and 3 years; and expected volatility of 150%.

Warrants and options granted for services or compensation were valued at the fair value of the warrant or option granted or the value of the services provided, whichever is more easily determinable.

NOTE L - INCOME TAXES

As of December 31, 2000 and January 2, 2000, the Company's deferred taxes consisted primarily of net operating loss carryforwards, pre-opening costs not currently deductible and accelerated methods of depreciation. The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits.

As of December 31, 2000, the Company had net operating loss carryforwards of approximately $60 million, which, if not used, will expire through 2019.

NOTE M - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has entered into operating leases for its closed and existing restaurants which have an initial lease term of ten to fifteen years with an option for renewal. These leases contain provisions for contingent rentals based on a percentage of gross revenues, as defined, and provisions for payments of real estate taxes, insurance and common area costs. In addition, certain of these leases provide for tenant inducements and rent abatement. Total rent expense, including common area costs, real estate taxes and percentage rent, was approximately $1,163,000 and $1,385,000 for 2000 and 1999, respectively. This rent expense is included in loss from operations of discontinued restaurant division in the accompanying consolidated statements of operations.

The Company also leases office space at the corporate headquarters in Dallas and, in 1999, in Minneapolis. The total expense for these facilities was approximately $148,000 and $152,000 for 2000 and 1999, respectively.

Approximate future minimum rental payments, including those for the closed Cincinnati, Ohio restaurant location discussed in Note G, are as follows as of December 31, 2000:

           Fiscal Year Ending                Amount
----------------------------------------  -------------
2001                                     $   1,300,000
2002                                         1,100,000
2003                                         1,000,000
2004                                         1,100,000
2005                                         1,100,000
Thereafter                                   7,400,000
                                          -------------
                                         $ $13,000,000
                                          =============

Assuming the sale of the restaurant assets and operations is consummated as discussed in Note D, the Company will still be obligated to make the above minimum rental payments in the event the buyer of the restaurant assets and operations defaults on their assumed lease obligations.

Litigation

In addition to the suit discussed in Note H, the Company is involved in various legal actions rising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or the results of its operations.

NOTE N - RELATED PARTY TRANSACTIONS

During 1998, the Company entered into a revolving note payable with significant shareholder, director and executive officer to the Company to fund its working capital as necessary. The maximum amount of this note was $100,000, which was outstanding at January 3, 1999. This note was paid in full in 1999.

During 1999, the Company entered into four $60,000, 18% notes payable with two shareholders and officers of the Company with principal plus interest payable at maturity. In addition to the stated interest, an amount of 3% of the principal is due at maturity. Two of the notes matured in 1999 and were paid in full. The two remaining notes were paid in 2000.

In December 1999, the Company entered into a promissory note receivable of $2,450,000 with a partnership controlled by a significant shareholder, director and executive officer of the Company. The principal plus interest of 5.74% is due to the Company in December 2002. The Partnership has pledged 122,500 shares of the Company's common stock as security for the note.

In April 2000, the Company entered into a second promissory note receivable of $245,000 with the same partnership, under similar terms. The second note is due in March 2003 and is secured by 12,250 shares of the Company's common stock. Proceeds of these notes were used to purchase shares of the Company's stock issued in connection with the ROI acquisition (see Note C). Accordingly, these notes have been classified as a reduction of shareholders' equity in the accompanying financial statements.

On August 24, 2000, the Company purchased from a shareholder a $240,000 demand promissory note, the maker of whom is the same significant shareholder, director and executive officer that controls the aforementioned partnership, in exchange for 240,000 shares of the Company's common stock. The demand promissory note, dated February 14, 2000, bears an interest rate of 6.21% per year, with principal and accrued interest payable the earlier of (1) the third anniversary of the date of the note, or (2) within 30 days of written demand for repayment by the lender. Due to the value of the underlying stock and other factors, the Company has recorded a reserve against this note receivable as of December 31, 2000 amounting to $120,000.

Krienik Advertising, Inc., an Ohio corporation whose President, Chief Executive Officer and 100% shareholder was a director of the Company during 1999 and through November 2000, provided marketing and advertising services to the Company. Fees paid for these services, including payments for subcontracted media, printing, production and research services, were approximately $154,000 and $677,000 during 2000 and 1999, respectively.

NOTE O - INVESTMENT BANKING AGREEMENT

In April 2000, the Company entered into a two-year agreement with an investment banking firm for services to be rendered. In connection with this agreement, the Company issued 100,000 warrants to purchase the Company's common stock, 50,000 warrants with an exercise price of $16.25 per share and 50,000 with an exercise price of $40.00 per share. Of these warrants, 25,000 vested upon the signing of the agreement with the remaining warrants vesting upon certain performance provisions, none of which have been met as of December 31, 2000.

NOTE P - SUBSEQUENT EVENTS (Unaudited)

Sale of Fan Asylum

On February 14, 2001, the Company sold Fan Asylum to the individual from whom it was originally purchased. The terms of sale are: (1) the buyer assumed all liabilities of Fan Asylum; (2) the buyer forfeited his right to receive any future shares of the Company's common stock, including but not limited to 280,000 earn-out shares; (3) and the buyer paid the Company $100,000 of which $50,000 is to remain in escrow pending certain future actions by the Company and the buyer. After the write-off of the goodwill associated with the Fan Aslyum acquisition as discussed in Note G, the Company did not recognize a material gain or loss on the sale in February 2001. The Company recorded revenues of approximately $778,000 resulting from the operations of Fan Asylum for the year ended December 31, 2000.

Financing Arrangements

The Company executed a $50,000 convertible promissory note on February 1, 2001 with an unrelated party. The note was due March 1, 2001, bears interest at 10% per year, and is convertible into 400,000 shares of the Company's common stock if not repaid by the due date. The Company did not repay the promissory note by the due date and, consequently, the note converted into 400,000 shares of the Company's common stock. A warrant to purchase 100,000 shares of the Company's common stock at $0.125 per share was also issued in connection with this convertible promissory note.

The Company executed two additional promissory notes on March 2, 2001 and March 13, 2001 for $100,000 and $80,000, respectively. The notes are payable on demand with five days notice and bear interest at 12% per year. The holder of these notes is also a shareholder and a secured creditor of the Company.

On March 16, 2001, the Company completed a $35,000 private common stock placement with an unrelated party. The Company issued 500,000 shares of common stock to the investor in conjunction with this private placement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 30, 1999, Arthur Andersen LLP and the Company agreed to the resignation of Arthur Andersen LLP as its independent public accountants.

The Company's Board of Directors participated in and approved the decision to change independent accountants.

In connection with its audits for the two most recent periods prior to the resignation of Arthur Andersen LLP and through September 30, 1999, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen LLP would have cause them to make reference thereto in their report on the financial statements for such years.

During the two most recent fiscal years prior to the resignation of Arthur Andersen LLP and through September 30, 1999, there were no reportable events (as defined in Regulation S-B Item 304(a)(1)(iv)).

Arthur Andersen LLP has furnished the Company with a letter addressed to the SEC stating that it agrees with the above statements. A copy of the letter is included in an exhibit to the Company's Current Report on Form 8-K filed with the SEC on October 1, 1999.

The Company engaged Grant Thornton LLP as its independent accountants as of September 30, 1999. The Company has not consulted with Grant Thornton LLP on items which (1) were or should have been subject to SAS 50 or (2) concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-B Item 304(a)(2)).

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The property, affairs and business of the Company are managed under the direction of the Board of Directors. The Bylaws of the Company provide that the number of directors shall be determined by the Board, and the Board may at any time increase the number of directors and appoint persons to occupy additional positions so created. The Board of Directors presently consists of two persons, including:

THOMAS W. ORR, age 55, has served as a director of the Company since from September 1997. From May 1999 to August 2000, he served as Chief Financial Officer. From 1995 to September 1997, he was a Senior Consultant for the Delta Consulting Group, Trumball, Connecticut, specializing in business strategy, new business development, marketing and sales. From 1994 to 1995, Mr. Orr was President of the retail chicken group of ConAgra Broiler Company, with responsibility for strategic direction, operations of five plants, sales, marketing, international and commodity business. Mr. Orr had previously been associated with ConAgra Broiler Company from 1991 to 1993 as Vice President of Sales and Vice President of Marketing. From 1993 to 1994, Mr. Orr served as Senior Vice President for Jennie-O Foods, Inc., a subsidiary of Hormel Foods, with responsibility for strategy development, marketing and sales for the retail, food service and commodity divisions.

HENRY FONG, age 65, was appointed to the Board of Directors on January 9, 2001. Mr. Fong is a principal in Gulfstream Partners, LLC, an investor of the Company. Mr. Fong is also the President, Treasurer and a director of Equitex, Inc., another publicly traded company, since its inception. From 1987 to June 1997, Mr. Fong was chairman of the board and chief executive officer of RDM Sports Group, Inc. (f/k/a Roadmaster Industries, Inc.) a publicly held investee of Equitex and was its president and treasurer from 1987 to 1996. From July 1996 to October 1997, Mr. Fong was a director of IntraNet Solutions, Inc., a publicly-held company which provides internet/intranet solutions to Fortune 1000 companies and was the chairman of the board and treasurer of its predecessor company, MacGregor Sports and Fitness, Inc. from February 1991 until the two companies merged in July 1996. From January 1993 to January 20, 1999, Mr. Fong was chairman of the board and Chief Executive Officer of California Pro Sports, Inc., a publicly traded manufacturer and distributor of in-line skates, hockey equipment and related accessories. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine's corporate American "Dream Team."

STEPHEN SPOHN, age 30, has served as Chief Financial Officer of the Company since August 2000. For the one year leading up to August 2000, he worked in a variety of financial and operational roles at the Company and at IZ.com prior to the Company's acquisition of IZ.com in February 2000. Between 1997 and 1999, he held a variety of roles with Softbank Holdings, Inc, including Financial Reporting and Projects Manager and a financial and operational liason position between Softbank Holdings, Inc. and its then largest wholly-owned subsidiary, Kingston Technology. Between 1992 and 1997, Stephen served in a variety of roles at Arthur Andersen LLP, ultimately as an audit manager, working in a broad variety of industries including technology and distribution. Stephen graduated from Babson College in 1992 with a degree in accounting, and subsequently became a certified public accountant.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Former director, Jesse Berst failed to file a Form 3. Former director Stephen King filed a Form 4 reporting a July transaction in September 2000. Former director, Steve Mauldin filed his Form 3 that was due on August 11, 2000 on September 15, 2000. Former Chief Executive Officer, Gary Schneider, filed his Form 3, which was due on January 23, 2000 in August 2000. Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 31, 2000, all other Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash and noncash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company and each other executive officers of the Company whose total annual salary and bonus compensation for the most recent fiscal year exceeded $100,000 (the "Named Executive Officers").

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Bonus and Other	Stock Grants & Stock Options Awarded (shares)
Gary Schneider (1) Former Chief Executive Officer	2000	$ 165,000	$ 33,000	48,511 (3)
Stephen D. King (2), Former Chief Executive Officer	2000 1999 1998	$ 171,000 $ 185,000 $ 200,000	$ 87,000	2,586
  Mr. Schneider became an executive officer in January 2000 and resigned in December 2000.
  Mr. King has been an executive officer since the Company's inception and resigned in October 2000.
  20,000 shares were granted to Mr. Schneider and an additional 28,511 shares represent the common shares underlying option grants.

Stock Options Grants in Fiscal 2000

Other than the share grants identified above, no stock options were granted during the last fiscal year to the Named Executive Officers. The Named Executive Officers exercised did not exercise an options in the fiscal year ended December 31, 2000.

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

Mr. Schneider holds options exercisable into a total of 28,511 shares of the Company's common stock at December 31, 2000. Options convertible into 20,500 shares have an exercise price of $8.10 per share and will expire in the first quarter of 2001. The remaining options convert into 8,011 common shares and generally have a $0.10 exercise price. The value of these 8,011 shares is less than $2,000 at December 31, 2000, and the options expire between August and October of 2002.

Employment Contracts

The Company executed no employment agreements during 2000 with the executive officers of the Company.

Director Compensation

Non-management directors generally receive ten-year options to purchase shares of the Company's common stock when they become members of the Board. Members of the Board of Directors who are also employees of the Company received no options for their services as directors.

No options were granted to the Company's directors in 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Voting Securities and Principal Holders Thereof

The Company has outstanding one class of voting securities, Common Stock, $0.01 par value, of which 10,179,916 shares were outstanding as of March 23, 2001.

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 23, 2001, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director, (iii) each executive officer named in the Summary Compensation Table, and (iv) all executive officers and directors as a group. Unless otherwise indicated, each of the following persons has sole voting and investment power with respect to the shares of Common Stock set forth opposite their respective names.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Total
Major Shareholders: James Anderson (1) Wayne Mills (2)	1,092,744 1,579,735	10.7 15.5
Directors: Henry Fong (3) Thomas W. Orr (4)	1,551,765 33,500	15.2 0.3
Executive Officers: Gary Schneider (5) Stephen D. King (6) All Current Directors & Officers as a Group	93,917 408,561 1,589,374	0.9 4.0 15.7

___________________________

  Includes 21,594 shares issuable upon exercise of warrants held by Mr. Anderson. Also includes 618,678 shares held by The Marcos A. and Sonya Nance Rodriquez Children's Trust No. 2 and 315,546 shares issuable upon exercise of warrants held by The Marcos A. and Sonya Nance Rodriguez Children's Trust No. 2. Mr. Anderson serves as trustee for the trust.
  Held by Blake Capital Partners, LLC, a limited liability company, of which Mr. Mills is sole owner and manager. Includes 47,800 shares held in IRA and warrants to purchase 2,500 shares which are currently exercisable.
  Held by Mr. Fong and Gulfstream Partners, LLC, of which Mr. Fong is a principal. Includes 140,000 shares of which Mr. Fong or Gulfstream have the right to acquire a beneficial ownership within 60 days by the exercise of warrants.
  Represents 33,500 shares that Mr. Orr has the right to acquire by the exercise of options which are currently exercisable.
  Includes 8,011 shares of which Mr. Schneider has the right to acquire beneficial owership within 60 days by the exercise of options.
  Includes 102,000 shares of which SDK Investments, Inc., an entity controlled by Mr. King, has the right to acquire beneficial ownership within the next 60 days by the exercise of warrants. Also includes an additional 59,336 shares of which Mr. King has the right to acquire beneficial ownership within the next 60 days by the exercise of warrants and options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In October 2000, the Company completed a private common stock placement of 944,444 shares of the Company's common stock at a purchase price of $0.45 per share, resulting in proceeds to the Company of $425,000. One of the investors was Gulfstream Financial Partners, an entity controlled by Mr. Fong who was, subsequent to the date of the private placement, appointed to the Company's Board of Directors. Gulfstream Financial Partners invested a total of $200,000 in the private placement. Under the terms of the private placement, the shares were to be issued immediately after the shareholder meeting held on November 27, 2000. At that time, the number of shares to be issued would be adjusted such that the minimum value of common stock issued, based on the then current market value of the Company's common stock, would not be less than $944,444. Based on the then current market price of the stock, the Company would have needed to issue approximately 3.2 million shares of common stock to the investor. In March 2001, the Company and the investors, including Gulfstream Financial Partners, agreed that the Company would issue a total of 3 million shares to the investor in conjunction with this private placement.

In December 2000, the Company entered into a convertible, secured debt arrangement with GSI Ventures, LLC, an entity indirectly controlled by Stephen D. King, the former Chairman and CEO of the Company. SDK Investment, Inc. is the manager of GSI Ventures, LLC. Mr. King is the President and controlling shareholder of SDK Investments, Inc. GSI Ventures, LLC agreed to loan and the Company agreed to to borrow up to $4,000,000 under a secured, convertible debt facility. The Company's ability to borrow under the terms of the credit facility is contingent upon GSI Ventures, LLC's ability to secure investors.

In October 2000, the Company executed a $600,000 note payable to Great Western Business Services in exchange for $500,000 cash. The principal balance of the note was originally due within 30 days and was secured by certain of the Company's computer hardware and software assets. The Company failed to repay the note in November 2000 and the lender claimed possession of the computer hardware and software in December 2000. Also in December 2000, the lender (1) filed a lawsuit, naming the Company and Stephen D. King, a former director and officer, as defendants, (2) demanded immediate repayment and (3) requested a temporary restraining order against the Company preventing it from selling any of the other assets in which the lender maintained a security interest. Mr. King was named in the lawsuit as he assisted the Company in securing the loan and in negotiating the terms. As of December 31, 2000, the Company had not repaid the note and is in default under the terms of the note. In February 2001, the Company, Mr. King and the lender settled the dispute. The Company agreed to allow the lender to sell the computer collateral, of which it maintained possession, and apply the sales proceeds against the principal balance of the loan. The lender agreed to reduce the original principal amount of the note to $500,000, reduce that principal balance by all net cash proceeds resulting from the lender's sale of the collateral, reduce the interest rate to 10%, extend to five years the maturity date of the note's principal and interest, and release the Company from all claims. Mr. King agreed to, through other entities directly or indirectly controlled by him that are in the process of purchasing the Company's restaurant assets and operations, assume an approximate $300,000 liability relating to the note, representing the original $100,000 discount, accrued interest, and late fees.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

 Exhibit
 Number                               Description of Document
--------- -------------------------------------------------------------------------
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
2.2       Agreement and Plan of Reorganization dated as of January 21, 2000 among PopMail.com, inc., IZ.com Incorporated, IZ Acquisition
          Corporation, and Virtual Group LLC. (incorporated herein by reference to Exhibit 2.1 of the Company's  Current Report on Form 8-K dated
          June 22, 1999 and filed on June 25, 1999).
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
          (incorporated herein by reference to Exhibit 3.1 of the Company's
          Current Report on Form 8-K dated February 9, 2000 filed on February
          24, 2000)
3.1(G)    Certificate of Designation of Series E Convertible Preferred Stock
          (incorporated herein by reference to Exhibit 3.1(G) of the Company's
          Report on Form 10-KSB for the fiscal year ended January 2, 2000)
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
          (incorporated herein by reference to Exhibit 4.3 of the Company's
          Report on Form 10-KSB for the fiscal year ended January 2, 2000)
4.4       Common Stock Purchase Warrant issued to J. Jeffrey Brausch &
          Company (incorporated herein by reference to Exhibit 4.4 of the
          Company's Report on Form 10-KSB for the fiscal year ended January
          2, 2000)
4.5       Warrant to Purchase Shares of Common Stock issued to J. Jeffrey
          Brausch & Company
4.6       Form of Common Stock Purchase Warrant (IPO Series) (incorporated herein by reference to Exhibit 4.7 of the Company's Report on Form
4.7       10-KSB for the fiscal year ended January 2, 2000)
4.8       Warrant to Purchase Shares of Common Stock of the Company
          (incorporated herein by reference to Exhibit 4.9 of the Company's
          Report on Form 10-KSB for the fiscal year ended January 2, 2000)
4.9       Schedule identifying material details of warrants issued by the
          Company substantially identical to the warrant filed as Exhibit 4.8.
          (incorporated herein by reference to Exhibit 4.10 of the Company's
          Report on Form 10-KSB for the fiscal year ended January 2, 2000)
4.10      Form of Warrant to Purchase Shares of Common Stock of the
          Company (GW-1) (incorporated herein by reference to Exhibit 4.11 of the Company's Report on Form 10-KSB for the fiscal year ended
          January 2, 2000)
4.11      Form of Warrant to Purchase Shares of Common Stock of the
          Company (GW-2) (incorporated herein by reference to Exhibit 4.12 of the Company's Report on Form 10-KSB for the fiscal year ended
          January 2, 2000)
4.12      Form of Warrant to Purchase Shares of Common Stock of the
          Company (MB-1) (incorporated herein by reference to Exhibit 4.5 of the Company's Report on Form 10-KSB for the fiscal year ended
          January 2, 2000)
4.13      Form of Warrant to Purchase Shares of Common Stock of the
          Company (GFP Series) (incorporated herein by reference to Exhibit
          4.13 of the Company's Report on Form 10-KSB for the fiscal year ended January 2, 2000)
4.14      Schedule identifying material details of warrants issued by the
          Company substantially identical to the warrant filed as Exhibit 4.13.
4.15      Warrant to Purchase Shares of Common Stock issued to Hillstreet
          Fund, L.P. (incorporated herein by reference to Exhibit 4.16 of the
          Company's Report on Form 10-KSB for the fiscal year ended January
          2, 2000)
4.16      Warrant to Purchase Shares of Common Stock issued to Andrew
          Baum (incorporated herein by reference to Exhibit 4.17 of the
          Company's Report on Form 10-KSB for the fiscal year ended January
          2, 2000 (the "1999 10-KSB")
4.17      Schedule identifying material details of warrants issued by the
          Company substantially identical to the warrant filed as Exhibit 4.16.
          (incorporated herein by reference to Exhibit 4.18 of the 1999 10-KSB)
4.18      Warrant to Purchase Shares of Common Stock Issued to Barry Gross
          (MCP-8)
4.19      Warrant to Purchase Shares of Common Stock Issued to Barry Gross
          (MCP-9)
4.20      Warrant to Purchase Shares of Common Stock Issued to Metropolitan
          Capital Partners, Inc. (MCP-12)
4.21      Warrant to Purchase Shares of Common Stock Issued to Metropolitan
          Capital Partners, Inc. (MCP-13)
4.22      Warrant to Purchase Shares of Common Stock Issued to Wayne L.
          Teidge (WT-1) (incorporated herein by reference to Exhibit 4.21 of the
          Company' Report on the 1999 10-KSB)
4.23      Warrant to Purchase Shares of Common Stock Issued to Hal Taylor
          (HT-1) (incorporated herein by reference to Exhibit 4.22 of the
          Company's Report on the 1999 10-KSB)
4.24      Warrant to Purchase Shares of Common Stock Issued to eBanker
          USA.com, Inc. (EB-1) (incorporated herein by reference to Exhibit
          4.23 of the Company's Report on the 1999 10-KSB)
4.25      Warrant to Purchase Shares of Common Stock Issued to American
          Fronteer Financial Corporaiton (EB-2) (incorporated herein by reference to Exhibit 4.24 of the 1999 10-KSB)
4.26      Form of Warrant to Purchase Shares of Common Stock issued to The
          Montgomery Fund (MF-1) (incorporated herein by reference to Exhibit
          4.1 to the Registrant's report on Form 10-QSB for the quarter ended
          April 2, 2000 (the "First Quarter 2000 10-QSB"))
4.27      Form of Warrant to Purchase Shares of Common Stock (99 Series)
          (incorporated herein by reference to Exhibit 4.1 to the Registrant's
          First Quarter 2000 10-QSB)
4.28      Schedule identifying material details of warrants issued by the
          Company substantially identical to the warrant filed as Exhibit 4.27
4.29      Warrant to Purchase Shares of Common Stock issued to Frank W.
          Terrizzi (FT-1) (incorporated herein by reference to Exhibit 4.4 to the
          Registrant's First Quarter 2000 10-QSB)
4.30      Form of Warrant to Purchase Shares of Common Stock (E Series)
          (incorporate herein by reference to Exhibit 4.5 to the Registrant's First
          Quarter 2000 10 QSB)
4.31      Schedule identifying material details of warrants issued by the
          Company substantially identical to the warrant filed as Exhibit 4.30.
4.32      Form of Warrant to Purchase Shares of Common Stock (2000
          Series)(incorporated herein by reference to Exhibit 4.7 to the
          Registrant's First Quarter 2000 10-QSB)
4.33      Schedule identifying material details of warrants issued by the
          Company substantially identical to the warrant filed as Exhibit 4.32
4.34      Form of Warrant to Purchase Shares of Common Stock of the
          Company (PP Series) (incorporated herein by reference to Exhibit 4.1 to the Registrant's report on Form 10-QSB for the quarter ended July
          2, 2000 (the "Second Quarter 2000 10-QSB")).
4.35      Schedule identifying material details of warrants issued by
          theCompany substantially identical to the warrant filed as Exhibit 4.34
          (incorporated herein by reference to Exhibit 4.2 to the Registrant's
          Second Quarter 2000 10-QSB).
4.36      Form of Warrant to Purchase Shares of Common Stock of the
          Company issued to Black Brook Capital LLC (incorporated herein by reference to Exhibit 4.3 to the Registrant's Second Quarter 2000
          10-QSB).
4.37      Form of Warrant to Purchase Shares of Common Stock of the
          Company (SB Series)(incorporated herein by reference to Exhibit 4.4 to the Registrant's Second Quarter 2000 10-QSB).
4.38      Schedule identifying material details of warrants issued by the
          Company substantially identical to the warrant filed as Exhibit 4.37
          (incorporated herein by reference to Exhibit 4.5 to the Registrant's
          Second Quarter 2000 10-QSB).
4.39      Form of Warrant to Purchase Shares of Common Stock of the
          Company issued to Fairview Partners. (incorporated herein by reference to Exhibit 4.6 to the Registrant's Second Quarter 2000
          10-QSB).
4.40      Form of Agents Warrant to Purchase Common Stock (issued in connection with a private placement. (incorporated herein by reference to Exhibit 4.7 to the Registrant's Second Quarter 2000
          10-QSB).
4.41      Schedule identifying material details of warrants issued by the
          Company substantially identical to the warrant filed as Exhibit 4.40.
          (incorporated herein by reference to Exhibit 4.8 to the Registrant's
          Second Quarter 2000 10-QSB).
4.42      Form of Warrant Agreement dated June 12, 2000 (issued to Investors in connection with a private placement) (incorporated herein by reference to Exhibit 4.9 to the Registrant's Second Quarter 2000
          10-QSB).
4.43      Schedule identifying material details of warrants issued by the
          Company substantially identical to the warrant filed as Exhibit 4.42
          (incorporated herein by reference to Exhibit 4.10 to the Registrant's
          Second Quarter 2000 10-QSB).
4.44      Form of Adjustable Warrant dated as of June 12, 2000 (issued to
          Thompson Kernahan & Co., Inc. on behalf of investors in connection with a private placement) (incorporated herein by reference to Exhibit
          4.11 to the Registrant's Second Quarter 2000 10-QSB).
4.45      Form of Warrant to Purchase Shares of Common Stock of the
          Company (R Series). (incorporated herein by reference to Exhibit 4.2 to the Registrant's report on Form 10-QSB for the quarter ended
          October 1, 2000 (the "Third Quarter 2000 10-QSB").
4.46      Schedule identifying material details of warrants issued by the
          Company substantially identical to the warrant filed as Exhibit 4.45
          (incorporated herein by reference to Exhibit 4.3 to the Third Quarter
          2000 10-QSB).
4.47      Form of Warrant to Purchase Shares of Common Stock of the
          Company issued to Apache Bluffs (incorporated herein by reference to
          Exhibit 4.4 to the Third Quarter 2000 10-QSB).
4.48      Form of Warrant to Purchase Shares of Common Stock of the
          Company (RW Series) (incorporated herein by reference to Exhibit 4.5 to the Third Quarter 2000 10-QSB).
4.49      Schedule identifying material details of warrants issued by the
          Company substantially identical to the warrant filed as Exhibit 4.48
          (incorporated herein by reference to Exhibit 4.6 to the Third Quarter
          2000 10-QSB).
4.50      Form of Warrant to Purchase Shares of Common Stock of the
          Company (I Series and RMR Series).
4.51      Schedule identifying material details of warrants issued by the
          Company substantially identical to the warrant filed as Exhibit 4.50.
4.52      Form of Warrant to Purchase 840,000 Shares of Common Stock of
          the Company (JBII).
4.53      Form of Warrant to Purchase Shares of Common Stock of the
          Company (GSI Series)
4.54      Schedule identifying material details of warrants issued by the
          Company substantially identical to the warrant filed as Exhibit 4.53
4.55      Amended and Restated Letter Agreement of Investment between
          Gulfstream Partners and PopMail.com, Inc., dated March 12, 2001.
4.56      Subscription Agreement made as of March 16, 2001, by and between
          PopMail.com, inc. and Goben Enterprises L.P.
10.1      Indenture of Lease dated November 9, 1994 between Phillip E.
          Stephens, Trustee and Kenwood Restaurant, Inc; First Amendment to
          Lease dated May 3, 1995 by and between Phillip E. Stephens, Trustee and Kenwood Restaurant, inc.; by Second Amendment to Lease
          dated          , 1996 between Phillip E. Stephens, Trustee and Kenwood
          Restaurant Limited Partnership; Second Amendment to Agreement
          dated October 18, 1996 between Phillip E. Stephens, Trustee and
          Kenwood Restaurant Limited Partnership; and Addendum to Second
          Amendment to Lease datedOctober 18, 1996 between Phillip E.
          Stephen, Trustee and KenwoodRestaurant Limited Partnership
          (Kenwood Restaurant) (incorporatedherein by reference to Exhibit
          10.1 to the 1997 SB-2).
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
10.7      Third Amendment dated February 25, 1998 to the Company's 1997
          Stock Option and Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report in Form
          10-QSB for the quarter ended June 28, 1998 (the "2-Q98 10-QSB")
10.8      1998 Director Stock Option Plan (incorporated herein by reference to
          Exhibit 10.2 to the 2Q98 10-QSB).
10.9      Shopping Center Lease dated May 12, 1998 between Denver
          Pavilions, L.P. and the Company (incorporated herein by reference to
          Exhibit 10 to the Company's current Report on Form 8-K filed on May
          27, 1998).
10.1      Open-End Leasehold Mortgage, Security Agreement and Assignment
          of Rents, Income and Proceeds made as of September 23, 1998 by the Company to The Provident Bank ("Provident")(incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on
          Form 10-QSB for the quarter ended September 27, 1998 (the
          "3Q98 10-QSB)).
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
10.13     Agreement Among Guarantors dated November 16, 1998 among
          Stephen D. King, Jerry L. Ruyan, Greg C. Mosher and the Company
          (incorporated herein by reference to Exhibit 10.18 to the Company's
          Annual Report on Form 10-KSB for the fiscal year needed 1/4/99
          (the "1998 10-KSB")).
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
          (incorporated herein by reference to Exhibit 10.16 to the 1999
          10-KSB).
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
          (incorporated hereby reference to Exhibit 10.24 to the 1998 10-KSB.)
10.20     Schedule identifying material details of other warrants issued by the
          Company substantially identical to the warrant filed as Exhibit 10.24 to the 1998 10-KSB.
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
          10.22 to the 1999 10-KSB.
10.24     Securities Purchase Agreement, dated as of May 14, 1999, between
          Cafe Odyssey, Inc., and The Shaar Fund Ltd. (Incorporated hereby by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form
          10-QSB for the quarter ended April 4, 1999)
10.25     Indemnification Agreement between Cafe Odyssey, Inc. LegacyMaker,
          Inc. (Incorporated hereby by reference to Exhibit 10.1 to the
          Registrant's Form 8-K dated June 22, 1999 and filed on June 25,
          1999)
10.26     Agreement by and between Cafe Odyssey, Inc. and James L.
          Anderson (Incorporated hereby by reference to Exhibit 10.3 to the
          Registrant's Form 8-K dated June 22, 1999 and filed on June 25,
          1999)
10.27     Indemnification Agreement between popmail.com, Inc. and Stephen D.
          King (Incorporated hereby by reference to Exhibit 10.4 to the
          Registrant's Form 8-K dated June 22, 1999 and filed on June 25,
          1999)
10.28     Form of Warrant issued in connection with the Series C 8%
          Convertible Preferred Stock (Incorporated hereby by reference to
          Exhibit 10.1 to the Registrant's Form 8-K dated July 13, 1999 and filed on July 23, 1999)
10.29     Schedule identifying material details of additional warrants issued by the Company substantially identical to the warrant filed as Exhibit
          10.31 to the 1999 10-KSB.
10.30     Securities Purchase Agreement, dated July 13, 1999 between the
          Company and The Shaar Fund Ltd. (Incorporated hereby by reference to Exhibit 10.2 to the Registrant's Form 8-K dated July 13, 1999 and filed on July 23, 1999)
10.31     Securities Purchase Agreement, dated July 13, 1999 between the
          Registrant and The Shaar Fund Ltd. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K dated September 1, 1999 and filed on September 16, 1999)
10.32     Form of Warrant issued in connection with the Series D 8%
          Convertible Preferred Stock (Incorporated hereby by reference to
          Exhibit 10.2 to the Registrant's Form 8-K dated September 1, 1999 and filed on September 16, 1999)
10.33     Schedule identifying material details of additional warrants issued by the Company substantially identical to the warrant filed as Exhibit
          10.32.
10.34     Loan Agreement by and between the Registrant and Fairview Partners dated as of August 24, 1999. (Incorporated hereby by reference to
          Exhibit 10.4 to the Registrant's Form 8-K dated September 1, 1999 and filed on September 16, 1999)
10.35     Form of Senior Convertible Note dated August 24, 1999.
          (Incorporated hereby by reference to Exhibit 10.5 to the Registrant's
          Form 8-K dated September 1, 1999 and filed on September 16,
          1999)
10.36     Form of Warrant to Purchase Common Stock of the Registrant issued to Fairview Partners. (Incorporated hereby by reference to Exhibit
          10.6 to the Registrant's Form 8-K dated September 1, 1999 and filed on September 16, 1999)
10.37     Support Agreement dated as of August 24, 1999 among Stephen D.
          King, the Registrant and Fairview Partners. (Incorporated hereby by reference to Exhibit 10.7 to the Registrant's Form 8-K dated
          September 1, 1999 and filed on September 16, 1999)
10.38     First Deed of Trust, Security Agreement and Fixture Financing
          Statement dated as of August 24, 1999, between the Registrant and the Public Trustee of Denver County, Colorado. (Incorporated hereby by reference to Exhibit 10.8 to the Registrant's Form 8-K dated
          September 1, 1999 and filed on September 16, 1999).
10.39     Agreement Between Landlord and Lender dated as of August 24, 1999 by Denver Pavilions, L.P. and the Registrant. (Incorporated hereby by reference to Exhibit 10.9 to the Registrant's Form 8-K dated
          September 1, 1999 and filed on September 16, 1999)
10.40     Escrow Agreement dated August 25, 1999, by and between Fairview
          Partners, the Registrant and Johnson Trust Company. (Incorporated
          hereby by reference to Exhibit 10.10 to the Registrant's Form 8-K dated September 1, 1999 and filed on September 16, 1999)
10.41     Registration Rights Agreement, dated January 21, 2000 between the
          Registrant and the stockholders of IZ.com, Incorporated.
          (incorporated herein by reference to Exhibit 10.1 of the Company's
          Current Report on Form 8-K filed on February 24, 2000)
10.42     Pledge Agreement dated December 3, 1999 between King Family
          Partners and the Company. (incorporated herein by reference to
          Exhibit 10.48 of the Company's Report on Form 10-KSB for the fiscal year ended January 2, 2000)
10.43     First Amendment to Pledge Agreement dated December 3, 1999 dated March 28, 2000 between King Family Partners and the
          Company. (incorporated herein by reference to Exhibit 10.49 of the
          Company's Report on Form 10-KSB for the fiscal year ended January
          2, 2000)
10.44     Amended and Restated Promissory Note in the amount of $2,450,000 dated December 3, 1999 of King Family Partners to the Company.
          (incorporated herein by reference to Exhibit 10.50 of the Company's
          Report on Form 10-KSB for the fiscal year ended January 2, 2000)
10.45     Promissory Note in the amount of the $245,000 dated March 30,
          2000 of King Family Partners to the Company. (incorporated herein by reference to Exhibit 10.51 of the Company's Report on Form 10-KSB
          for the fiscal year ended January 2, 2000)
10.46     Amendment to Employment Agreement dated July 27, 1999 by and between the Company and Ronald K. Fuller. (incorporated herein by reference to Exhibit 4.5 of the Company's Report on Form 10-KSB for
          the fiscal year ended January 2, 2000)
10.47     Promissory Note dated March 30, 2000 from King Family Partners, in favor of the Company. (incorporated herein by reference to Exhibit
          10.1 to the Registrant's Second Quarter 2000 10-QSB).
10.48     Management Agreement between Cafe Odyssey, LLC and H D Spirits,
          Inc. and Odyssey Restaurants, LLC dated May 2000. (incorporated herein by reference to Exhibit 10.2 to the Registrant's Second Quarter
          2000 10-QSB).
10.49     License and Credit Enhancement Agreement effective as of May 2000, between Cafe Odyssey, LLC and Odyssey Restaurants, LLC.
          (incorporated herein by reference to Exhibit 10.3 to the Registrant's
          Second Quarter 2000 10-QSB).
10.50     Amendment to Stock Purchase Agreement dated as of October 11,
          2000 by and among PopMail.com, inc., Fan Asylum, Inc. and Tim
          McQuaid (incorporated herein by reference to Exhibit 10.1 to the Third
          Quarter 2000 10-QSB).
10.51     Stock Purchase Agreement dated June 7, 2000 by and among
          CraftClick.com, Inc. and PopMail.com, inc. (incorporated herein by reference to Exhibit 10.2 to the Third Quarter 2000 10-QSB).
10.52     Stock Purchase Agreement by and between Netcalendar, Inc. and
          PopMail.com, Inc. dated August 2000.
10.53     Security Agreement made as of December 8, 2000 by and between
          JBII Corporation and PopMail.com, Inc.
10.54     Secured Promissory Note, made by JBII Corp. and payable to
          PopMail.com, Inc., dated December 8, 2000.
10.55     IZ.com Asset Purchase Agreement, dated December 8, 2000,
          between JBII Corp. (buyer) and PopMail.com, Inc. (seller)
10.56     Loan Agreement, dated December 1, 2000, by and among GSI
          Ventures, LLC, PopMail.com, Inc, SDK Investments, Inc., PopMail
          Networks, Inc., Fan Asylum, Inc., and Cafe Odyssey, LLC.
10.57     Amendment No. 1, dated December 8, 2000, to that certain Loan
          Agreement by and among GSI Ventures, LLC, PopMail.com, inc., SDK
          Investments, Inc., PopMail Network, Fan Asylum, Inc., and Cafe
          Odyssey, LLC, dated December 1, 2000.
10.58     Form of Convertible Promissory Note, due January 5, 2002, made by
          PopMail.com, Inc. to GSI Ventures, LLC
10.59     Schedule identifying material details of Convertible Promissory Notes issued by the Company substantially identical to the note filed as
          Exhibit 10.58.
10.60     Loan Agreement, dated December 21, 2000, by and among The
          Shaar Fund, Ltd., LLC, PopMail.com, Inc, SDK Investments, Inc.,
          PopMail Networks, Inc., Fan Asylum, Inc., and Cafe Odyssey, LLC.
10.61     Form of Convertible Promissory Note, due January 5, 2002, made by
          PopMail.com, Inc. to The Shaar Fund, Ltd., dated December 21, 2000.
10.62     Amendment No. 2, dated February 8, 2001, to that certain Loan
          Agreement by and among GSI Ventures, LLC, PopMail.com, inc., SDK
          Investments, Inc., PopMail Network, Fan Asylum, Inc., and Cafe
          Odyssey, LLC, dated December 1, 2000 and amended December 8, 2000
10.63     Stock Purchase Agreement between Tim McQuaid and PopMail.com,
          Inc. dated February 14, 2001
10.64     Promissory Note dated March 2, 2001 payable to The Shaar Fund Ltd.
10.65     Promissory Note dated March 13, 2001 payable to The Shaar Fund
          Ltd.
10.66     Intercreditor and Subordination Agreement, dated March 2001, by and between GSI Ventures, LLC, The Shaar Fund Ltd., Great Western
          Business Services, Inc. and Fairview Partners

21        Subsidiaries

23.1      Consent of Grant Thornton, LLP

(B) REPORTS ON FORM 8-K

On December 28, 2000, the Company filed a report on Form 8-K under Items 5 and 7 relating to the sale of the assets of its IZ.com and other matters.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POPMAIL.COM, INC.

("Registrant")

Dated: April 2, 2001 By: /s/ Stephen J. Spohn

Stephen J. Spohn

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on April 2, 2001 by the following persons on behalf of the Registrant, in the capacities indicated.

SIGNATURE TITLE

/s/ Stephen J. Spohn Chief Financial Officer

Stephen J. Spohn (Principal Financial and Accounting Officer)

/s/ Thomas W. Orr Director

Thomas W. Orr

/s/ Henry Fong Director

Henry Fong